Form 10-K
period 2007-12-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2008-03-26
CIK 1371531, 1371571, 1383150, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:         001-33317

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB US DOLLAR INDEX BULLISH MASTER FUND

(A Series of DB US Dollar Index Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange

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

$ 14,928,000

Number of Common Units of Beneficial Interest outstanding as of March 17, 2008: 4,400,040

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

Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series and formed on August 3, 2006, and its subsidiary, DB US Dollar Index Bullish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bullish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the American Stock Exchange (the “Amex”) on February 20, 2007. After the initial offering of the Limited Shares, an additional 3,800,000 Limited Shares were issued to certain Authorized Participants for $90,525,280 and 600,000 Limited Shares were redeemed for $14,907,566 during the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. Limited Shares may be purchased from the Fund only by Authorized Participants.

This report covers the three months ended December 31, 2007 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as “Period Ended December 31, 2007”). No investment operations occurred prior to February 15, 2007, therefore, the 2007 and 2006 operating results are not comparable.

Fund Investment Overview

The Master Fund invests in futures contracts, or DX Contracts, with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index), the Long Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index®, or the USDX®. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes long positions in DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

Investors who Invest Only in the Fund May Not be Able to Profit if the Market Value of the DX Contracts Moves Against Such Investment.

The Fund is expected to rise as a result of any upward price movement in DX Contracts.

If the price of the DX Contracts decreases, the PowerShares DB US Dollar Bearish Fund (the “Bearish Fund”) will profit and the Fund will suffer a loss. If the price of the DX Contracts increases, the Fund will profit and the Bearish Fund will suffer a loss. Therefore, the investment experience of investors who plan to invest in either the Fund or the Bearish Fund will depend upon selection of the appropriate Fund in light of the price movements of the DX Contracts. Such selection may become unprofitable in the future if the price of the DX Contracts changes direction.

Certain investors who decide to invest in both the Fund Shares and the Bearish Fund Shares may, nevertheless, suffer losses if the investor’s investment mix between the Fund Shares and the Bearish Fund Shares is biased in one direction and the market price of the DX Contracts moves in the opposite direction. Additionally, investors should not invest in equal amounts in both the Fund and the Bearish Fund simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

Amex May Halt Trading in the Limited Shares Which Would Adversely Impact Your Ability to Sell Limited Shares.

The Limited Shares are listed for trading on the Amex under the market symbol “UUP.” Trading in Limited Shares may be halted due to market conditions or, in light of Amex rules and procedures, for reasons that, in the view of the Amex, make trading in Limited Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Limited Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Limited Shares are delisted.

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

Although past Index levels are not necessarily indicative of future Index levels, the Long Index and the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), or Short Index, which is tracked by the Bearish Fund, have experienced unusually long peak-to-valley drawdown periods. As of December 31, 2007, the closing level of the Index decreased (40.29)% from the period December 1986 – December 2004. As of December 31, 2007, the closing level of the Short Index decreased (36.79)% from the period June 1995 – January 2002. During the period from June 1995 – January 2002, the Index and Short Index experienced drawdown periods simultaneously.

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

The following table* reflects various measures of volatility** of the history of the Index, as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.70%	8.68%
Average rolling 3 month daily volatility	8.44%	8.41%
Monthly return volatility	8.52%	8.44%
Average annual volatility	8.57%	8.54%
The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:
Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.64%	9.70%
1989	10.25%	10.23%
1990	8.77%	8.35%
1991	11.53%	11.89%

Year	Daily Volatility
	Long Index	Short Index
1992	11.70%	12.06%
1993	9.43%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.79%	8.65%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.11%	8.48%
2006	6.96%	6.76%
2007*	5.21%	5.08%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2007.
**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.50% per annum. Additional charges include brokerage fees of not greater than 0.05% per annum in the aggregate in selling commissions. As of December 31, 2007, the Fund has earned interest income at an annual rate of approximately 4.20% per annum. Consequently, it is expected that interest income will exceed fees (other than selling commissions), however, if interest rates fall below approximately 0.55%, the Fund will need to have positive performance in order to break even net of fees and expenses. Consequently, depending upon the performance of the Fund and the interest rate environment, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

The Limited Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of

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

Market Information

The Limited Shares trade on the American Stock Exchange under the symbol “UUP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Limited Share, as reported on the Amex.

	Limited Shares
Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on February 15, 2007)	$25.16	$24.78
June 30, 2007	$25.23	$24.12
September 30, 2007	$25.07	$24.05
December 31, 2007	$24.38	$23.26

Holders

As of December 31, 2007, the Fund had 5,803 holders of record of its Limited Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to holders of Limited Shares. On December 28, 2007, the Fund paid $0.20 per General Share, to the Managing Owner, a total distribution of $8.00. On December 28, 2007, the Fund paid $0.20 per Limited Share to each holder of Limited Shares of record on December 19, 2007, a total distribution of $0.7 million. Prior to this, no distributions had been paid on the Fund’s Limited Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Equity Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-05) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed. Trading on the Amex commenced on February 20, 2007. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Period Ended December 31, 2007, 4.8 million Limited Shares were created for $115.5 million and 0.6 million Limited Shares were redeemed for $14.9 million. For the three months ended December 31, 2007 3.8 million Limited Shares were created for $90.5 million and no Limited Shares were redeemed. On December 31, 2007, 4.2 million Limited Shares were outstanding for a market capitalization of $99.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
February 15, 2007 to December 31, 2007	600,000	24.85

ITEM 6.	SELECTED FINANCIAL DATA

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

Period from February 15, 2007 (commencement of investment operations) to December 31, 2007

Interest Income		$965,722
Net investment income		842,373
Net realized and unrealized gains/(losses) on investment and futures		$(1,090,385)
Net Income		$(248,012)
Distribution per share		$0.20
Net Increase in cash		2,672,775

	As of December 31, 2007
Total Assets		$99,684,629
Limited Shares NAV		$23.73
General Shares NAV		$23.73
	$

Selected Quarterly Financial Data (Unaudited)

	For the period from February 15, 2007 (commencement of investment operations) to March 31, 2007	For the three months ended June 30, 2007	For the three months ended September 30, 2007	For the three months ended December 31, 2007
Interest income	$131,663	280,930	131,762	421,367
Net investment income	$116,608	250,640	115,939	359,186
Net realized and unrealized gains/(losses) on investment and futures	$(281,137)	(148,947)	(548,181)	(112,120)
Net income/(loss)	$(164,529)	101,693	(432,242)	247,066
Increase/(decrease) in Net Asset Value	$24,836,471	(9,895,427)	(5,342,688)	90,052,338

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview / Introduction

The Master Fund invests in futures contracts, or DX Contracts, with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index), the Long Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index®, or the USDX®. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes long positions in DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of such Fund and its Master Fund.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust, the Fund, the Master Trust, and the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended December 31, 2007 and the Period Ended December 31, 2007.

Underlying DX Contract Returns	Total returns for the LONG INDEX-TR
	Three Months Ended December 31, 2007	Period Ended December 31, 2007

DX Contract	(0.33%)	(4.21%)
TOTAL RETURN	(0.33%)	(4.21%)

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (the “Long Index”). The only difference between the Index and the Long Index is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index does include such a component. The difference between the Index and the Long Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected closely to track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the Long Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $97.2 million. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Period Ended December 31, 2007, $155.5 million was paid to purchase United States Treasury Obligations and $59.9 million was received from sales of maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.4 million during the Period Ended December 31, 2007.

Financing Activities

The Fund’s net cash flow provided by financing activities was $99.9 million during the Period Ended December 31, 2007. This included $115.5 million from the sale of Limited shares to Authorized Participants during the Year Ended December 31, 2007.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on February 15, 2007 at $25.00 per share and listed for trading on the Amex on February 20, 2007.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index), the Long Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

COMPARISON OF UUP, UUPNAV AND USDUPX FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND THE PERIOD ENDED DECEMBER 31, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE

PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index) is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

On December 28, 2007, the Fund made a $0.20 per share distribution to Limited shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the Amex market value of Limited Shares decreased (-5.20%) from $25.00 per share to $23.70 per share. The Limited Share price low and high for the Period Ended December 31, 2007 and related change from the Limited Share price on February 15, 2007 (commencement of investment operations) was as follows: Limited Shares traded from a high of $25.23 per share (+0.92%) on June 14, 2007 to a low of $23.26 per share (-6.96%) on November 21, 2007. Total return for the Fund, on a market value basis was (-4.40)%, including the above noted distribution, for the period.

Fund Limited Share Net Asset Performance

For the Period Ended December 31, 2007, the net asset value of each Limited Share decreased (-5.08%) from $25.00 per share to $23.73 per share. On December 28, 2007, the Fund made a $0.20 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the above noted distribution was (-4.28%).

Net loss for the Period Ended December 31, 2007 was $0.2 million, resulting from $1.0 million of interest income supplemented by net realized loss of $1.5 million and net unrealized gain of $0.4 million and operating expenses of $0.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

Fund Limited Share Price Performance

On December 28, 2007, the Fund made a $0.20 per share distribution to Limited shareholders of record as of December 19, 2007.

For the three months ended December 31, 2007, the Amex market value of Limited Shares decreased (-1.46%) from $24.05 per share to $23.70 per share. The Limited Share price low and high for the three months ended December 31, 2007 and related change from the Limited Share price was as follows: Limited Shares traded from a high of $24.38 per share (+1.37%) on October 8, 2007 to a low of $23.26 per share (-3.28%) on November 21, 2007. Total return for the Fund, on a market value basis was (-0.62%) including the above noted distribution, for the three month period.

Fund Limited Share Net Asset Performance

For the three months ended December 31, 2007, the net asset value of each Limited Share decreased (-1.08%) from $23.99 per share to $23.73 per share. On December 28, 2007, the Fund made a $0.20 per share distribution to Limited shareholders of record as of December 19, 2007. Therefore, total return on a net asset value basis, for the Fund, including the above noted distribution was (-0.25%).

Net income for the three months ended December 31, 2007 was $0.2 million, resulting from $0.4 million of interest income supplemented by net realized loss $0.7 million and net unrealized gain of $0.6 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2008	$ 729,982	0.73%	7
Aggregate/Total		$ 729,982	0.73%	7

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

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

Report of Independent Registered Public Accounting Firm

The Board of Managers

DB Commodity Services LLC:

We have audited the accompanying consolidated statement of financial condition of PowerShares DB US Dollar Index Bullish Fund and Subsidiary (the Fund), including the consolidated schedule of investments, as of December 31, 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. We have also audited the accompanying statement of financial condition of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2006. The above referenced consolidated financial statements of PowerShares DB US Dollar Index Bullish Fund and Subsidiary and the statement of financial condition of PowerShares DB US Dollar Index Bullish Fund are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the consolidated financial statements of PowerShares DB US Dollar Index Bullish Fund and Subsidiary as of December 31, 2007 and for the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 and the statement of financial condition of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2006 based on our audits.

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

In our opinion, the consolidated financial statements of PowerShares DB US Dollar Index Bullish Fund and Subsidiary present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund and Subsidiary as of December 31, 2007 and the results of their operations, changes in their shareholders’ equity and their cash flows for the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, and the statement of financial condition of PowerShares DB US Dollar Index Bullish Fund presents fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements of PowerShares DB US Dollar Index Bullish Fund and Subsidiary, the Fund commenced investment operations on February 15, 2007, with the initial offering of common units of beneficial interest to certain eligible financial institutions.

/s/ KPMG LLP

New York, New York
March 25, 2008

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2007 and 2006(i)

	2007	2006

Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $96,560,702)	$96,570,431	$-
Cash held by broker	2,673,775	1,000
Net unrealized appreciation on futures contracts	428,580	-

Deposits with broker	99,672,786	1,000

Other assets	11,843	-

Total assets	$99,684,629	$1,000

Liabilities and shareholders’ equity
Management fee payable	$32,935	$-
Non controlling interest in consolidated subsidiary – related party	1,000	-

Total liabilities	33,935	-

Commitment and contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2007 and 2006, respectively	1,000	1,000
Accumulated earnings	(51)	-

Total General shares	949	1,000

Limited shares:
Paid-in-capital - 4,200,000 and 0 redeemable shares issued and outstanding as of December 31, 2007 and 2006, respectively	100,617,714	-
Accumulated deficit	(967,969)	-

Total Limited shares	99,649,745	-

Total shareholders’ equity	99,650,694	1,000

Total liabilities and shareholders’ equity	$99,684,629	$1,000

Net asset value per share
General shares	$23.73	$25.00
Limited shares	$23.73	Not Applicable

See accompanying notes to consolidated financial statements.

(i)	Represents financial condition only for PowerShares DB US Dollar Index Bullish Fund as consolidation of DB US Dollar Index Bullish Master Fund occurred upon commencement of investment operations, as of February 15, 2007.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007 (i)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	15.04%	$14,991,855	$15,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	9.01%	8,978,904	9,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	6.00%	5,979,180	6,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	5.00%	4,979,495	5,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	9.99%	9,952,740	10,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	32.44%	32,324,759	32,500,000
U.S. Treasury Bills, 3.00% due March 20, 2008	14.45%	14,401,038	14,500,000
U.S. Treasury Bills, 3.28% due March 27, 2008	4.98%	4,962,460	5,000,000

Total United States Treasury Obligations (cost $96,560,702)	96.91%	$96,570,431

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (d)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts Dollar Index (1,263 contracts, settlement date March 19, 2008)	0.43%	$428,580

Net Unrealized Appreciation on Futures Contracts	0.43%	$428,580

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB US Dollar Index Bullish Fund and Subsidiary commenced investment operations on February 15, 2007, therefore no investments were held prior to that date.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Income and Expenses

For the Period from February 15, 2007 (commencement of investment operations) to December 31, 2007(i)

Income
Interest Income	$965,722

Expenses
Management fee	112,135
Brokerage commissions and fees	11,214

Total expenses	123,349

Net investment income	842,373

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (loss) on
United States Treasury Obligations	1,416
Futures	(1,530,110)

Net realized loss	(1,528,694)

Net Change in Unrealized Gain on
United States Treasury Obligations	9,729
Futures	428,580

Net change in unrealized gain	438,309

Net realized and net change in unrealized loss on United States Treasury Obligations and Futures	(1,090,385)

Net Loss	$(248,012)

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB US Dollar Index Bullish Fund and Subsidiary commenced operations on February 15, 2007, therefore no operating results occurred prior to that date.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period from February 15, 2007 (commencement of investment operations) to December 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at February 15, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares					4,800,000	115,525,280		115,525,280	115,525,280
Redemption of Limited Shares	-	-	-	-	(600,000)	(14,907,566)	-	(14,907,566)	(14,907,566)
Net Loss
Net investment income	-	-	35	35	-	-	842,338	842,338	842,373
Net realized loss on United States Treasury Obligations and Futures	-	-	(74)	(74)	-	-	(1,528,620)	(1,528,620)	(1,528,694)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	-	-	(4)	(4)	-	-	438,313	438,313	438,309

Net Loss			(43)	(43)			(247,969)	(247,969)	(248,012)

Distributions of net investment income ($0.20 per share)	-	-	(8)	(8)	-	-	(720,000)	(720,000)	(720,008)

Balance at December 31, 2007	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB US Dollar Index Bullish Fund and Subsidiary commenced investment operations on February 15, 2007, therefore no operating results occurred prior to that date.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Cash Flows

For the Period from February 15, 2007 (commencement of investment operations) to December 31, 2007(i)

2007
Cash flow provided by operating activities:
Net Loss	$(248,012)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(155,546,714)
Proceeds from securities sold	59,889,933
Net accretion of discount and amortization of premium on United States Treasury Obligations	(902,505)
Net realized gain on United States Treasury Obligations	(1,416)
Net change in unrealized loss on United States Treasury
Obligations and Futures	(438,309)
Decrease / (Increase) in operating receivables and liabilities:
Other assets	(11,843)
Management fee payable	32,935
Non controlling interest in consolidated subsidiary - related party	1,000

Net cash used for operating activities	(97,224,931)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	115,525,280
Redemption of Limited Shares	(14,907,566)
Cash distributions paid on Limited Shares	(720,008)

Net cash provided by financing activities	99,897,706

Net change in cash held by broker	2,672,775

Cash held by broker at beginning of period	1,000

Cash held by broker at end of period	$2,673,775

See accompanying notes to consolidated financial statements.

(i)	PowerShares DB US Dollar Index Bullish Fund and Subsidiary commenced operations on February 15, 2007, therefore no operating results occurred prior to that date.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2007

(1)	Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series and formed on August 3, 2006, and its subsidiary, DB US Dollar Index Bullish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bullish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series and formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each Fund and Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (the “Trust Agreement”).

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

This report covers the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as “Period Ended December 31, 2007”). No investment operations occurred prior to February 15, 2007, therefore the 2007 and 2006 operating results are not comparable.

(2)	Fund Investment Overview

The Master Fund invests in futures contracts, or DX Contracts, with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index), the Long Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index®, or the USDX®. The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes long positions in DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of such Fund and its Master Fund.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Period Ended December 31, 2007 the Fund and Master Fund incurred management fees of $112,135 of which $32,935 was still payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Period Ended December 31, 2007 the Fund and Master Fund incurred brokerage fees of $11,214. At December 31, 2007, there were no brokerage fees payable.

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

A I M Distributors, Inc.

Through a marketing agreement between the Managing Owner and A I M Distributors, Inc. (“AIM Distributors”), an affiliate of PowerShares Capital Management LLC, or PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed AIM Distributors as a marketing agent. AIM Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. AIM Distributors will not open or maintain customer accounts or handle orders for the Fund. AIM Distributors engages in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations is $1,343,832, which is restricted and held against initial margin of the open futures contracts.

(e)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2007 the Fund held cash of $2,673,775. There were no cash equivalents held by the Fund as of December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $428,580.

(h)	Management Fee

The Master Fund pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services. For the Period Ended December 31, 2007, management fees amounted to $112,135 of which $32,935 was payable to the Managing Owner as of December 31, 2007.

(i)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade during the Period Ended December 31, 2007. For the Period Ended December 31, 2007, brokerage fees amounted to $11,214.

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

Summary of Limited Share Transactions for the Period Ended December 31, 2007

	Limited Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Limited Shares Sold	4,800,000	$115,525,280
Limited Shares Redeemed	(600,000)	(14,907,566)

Net Increase	4,200,000	$100,617,714

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

A distribution of $0.20 per share from net investment income was declared on December 14, 2007 to Limited shareholders, on record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $720,000 was paid to Limited shareholders. On December 28, 2007 the Fund paid $0.20 per General Share, a total distribution of $8.00.

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

Period Ended December 31, 2007
Net Asset Value
Initial offering price per Limited Share	$25.00
Net realized and change in unrealized gain (loss) on United States
Treasury Obligations and Futures	(1.85)
Net investment income	0.78

Net increase in net assets from operations	(1.07)
Distributions of net investment income on Limited Shares	(0.20)
Net increase	(1.27)

Net asset value per Limited Share, end of period	$23.73

Market value per Limited Share, beginning of period	$25.00

Market value per Limited Share, end of period	$23.70

Ratio to average Limited Shares*
Net investment income	3.66%
Total expenses	0.53%

Total Return, at net asset value **	(4.28)%

Total Return, at market value **	(4.40)%

*	Percentages are annualized.
**	Percentages are not annualized and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $112,135 to DB Commodity Services LLC of which $79,200 had been paid at December 31, 2007.

As of the Period Ended December 31, 2007, the Fund has incurred brokerage fees of $11,214 to the Commodity Broker all of which had been paid at December 31, 2007.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Limited Shares	Kevin Rich	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

Fiscal Year Ended December 31, 2007
Audit Fees	$133,350
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$133,350

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

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bullish Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Chief Executive Officer and Principal Financial Officer

Dated : March 25, 2008	By:	/s/ Gregory S. Collett
	Name:	Gregory S. Collett
	Title:	Chief Operating Officer