Form 10-Q
period 2008-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2008-05-09
CIK 1371531, 1371571, 1383150, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number:                    001-33314

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB US DOLLAR INDEX BULLISH MASTER FUND

(A Series of DB US Dollar Index Master Trust)

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778083
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Limited Shares as of March 31, 2008: 5,600,000 Limited Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2008

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $123,708,665 and $96,560,702, respectively)	$123,732,056	$96,570,431
Cash held by broker	2,908,692	2,673,775
Net unrealized appreciation (depreciation) on futures contracts	(1,236,400)	428,580

Deposits with broker	125,404,348	99,672,786

Other assets	16,973	11,843

Total assets	$125,421,321	$99,684,629

Liabilities and shareholders’ equity
Management fee payable	$80,953	$32,935
Non controlling interest in consolidated subsidiary - related party	895	1,000

Total liabilities	81,848	33,935

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated deficit	(105)	(51)

Total General shares	895	949

Limited shares:
Paid in capital - 5,600,000 and 4,200,000 redeemable shares issued and outstanding as of March 31, 2008, and December 31, 2007, respectively	132,608,442	100,617,714
Accumulated deficit	(7,269,864)	(967,969)

Total Limited shares	125,338,578	99,649,745

Total shareholders’ equity	125,339,473	99,650,694

Total liabilities and shareholders’ equity	$125,421,321	$99,684,629

Net asset value per share
General shares	$22.38	$23.73
Limited shares	$22.38	$23.73

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB USD Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.34% due May 1, 2008	7.97%	$9,989,670	$10,000,000
U.S. Treasury Bills, 2.23% due May 8, 2008	11.95	14,980,725	15,000,000
U.S. Treasury Bills, 2.25% due May 15, 2008	0.80	998,460	1,000,000
U.S. Treasury Bills, 2.20% due May 22, 2008	7.96	9,982,430	10,000,000
U.S. Treasury Bills, 2.16% due May 29, 2008	7.17	8,980,065	9,000,000
U.S. Treasury Bills, 1.79% due June 5, 2008	23.48	29,432,091	29,500,000
U.S. Treasury Bills, 1.42% due June 12, 2008	3.18	3,990,360	4,000,000
U.S. Treasury Bills, 1.10% due June 19, 2008	32.23	40,393,485	40,500,000
U.S. Treasury Bills, 1.20% due June 26, 2008	3.98	4,984,770	5,000,000

Total United States Treasury Obligations (cost $123,708,665)	98.72%	$123,732,056

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts Dollar Index (1,672 contracts, settlement date June 16, 2008)	(0.99)%	$(1,236,400)

Net Unrealized Depreciation on Futures Contracts	(0.99)%	$(1,236,400)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB USD Index Bullish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	15.04%	$14,991,855	$15,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	9.01	8,978,904	9,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	6.00	5,979,180	6,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	5.00	4,979,495	5,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	9.99	9,952,740	10,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	32.44	32,324,759	32,500,000
U.S. Treasury Bills, 3.00% due March 20, 2008	14.45	14,401,038	14,500,000
U.S. Treasury Bills, 3.28% due March 27, 2008	4.98	4,962,460	5,000,000

Total United States Treasury Obligations (cost $96,560,702)	96.91%	$96,570,431

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts Dollar Index (1,263 contracts, settlement date March 19, 2008)	0.43%	$428,580

Net Unrealized Appreciation on Futures Contracts	0.43%	$428,580

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007(i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Income
Interest Income	$633,819	$131,663

Expenses
Management fee	119,326	13,686
Brokerage commissions and fees	11,933	1,369

Total expenses	131,259	15,055

Net investment income	502,560	116,608

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	10,029	-
Futures	(5,163,220)	(98,340)

Net realized loss	(5,153,191)	(98,340)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,662	6,203
Futures	(1,664,980)	(189,000)

Net change in unrealized loss	(1,651,318)	(182,797)

Net realized and change in unrealized loss on United States Treasury Obligations and Futures	(6,804,509)	(281,137)

Net Loss	$(6,301,949)	$(164,529)

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders Equity	Total Shareholders Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694
Sale of Limited Shares					2,800,000	64,651,782		64,651,782	64,651,782
Redemption of Limited Shares	-	-	-	-	(1,400,000)	(32,661,054)		(32,661,054)	(32,661,054)
Net income (loss):
Net investment income	-	-	5	5	-	-	502,555	502,555	502,560
Net realized loss on United States Treasury Obligations and Futures	-	-	(49)	(49)	-	-	(5,153,142)	(5,153,142)	(5,153,191)
Net change in unrealized loss on United States Treasury Obligations and Futures	-	-	(10)	(10)	-	-	(1,651,308)	(1,651,308)	(1,651,318)

Net loss	-	-	(54)	(54)	-	-	(6,301,895)	(6,301,895)	(6,301,949)

Balance at March 31, 2008	40	$1,000	$(105)	$895	5,600,000	$132,608,442	$(7,269,864)	$125,338,578	$125,339,473

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended March 31, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders Equity	Total Shareholders Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at February 15, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-	-	-	1,000,000	25,000,000	-	25,000,000	25,000,000
Net income:
Net investment income	-	-	5	5	-	-	116,603	116,603	116,608
Net realized loss on Futures	-	-	(4)	(4)	-	-	(98,336)	(98,336)	(98,340)
Net change in unrealized loss on United States Treasury Obligations and Futures	-	-	(7)	(7)	-	-	(182,790)	(182,790)	(182,797)

Net income	-	-	(6)	(6)	-	-	(164,523)	(164,523)	(164,529)

Balance at March 31, 2007	40	$1,000	$(6)	$994	1,000,000	$25,000,000	$(164,523)	$24,835,477	$24,836,471

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since February 15, 2007 the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and Period Ended March 31, 2007(i)

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Cash Flow provided by operating activities:
Net Loss	$(6,301,949)	$(164,529)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(128,502,999)	(22,711,925)
Proceeds from securities sold	101,983,655	-
Net accretion of discount and amortization of premium on United States Treasury Obligations	(618,590)	(140,836)
Net realized loss on United Stated Treasury Obligations	(10,029)	-
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures	1,651,318	182,797
Increase (decrease) in operating receivables and liabilities:
Other assets	(5,130)	(2,681)
Management fee payable	48,018	10,597
Non controlling interest in consolidated subsidiary — related party	(105)	1,000

Net cash used for operating activities	(31,755,811)	(22,825,577)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	64,651,782	25,000,000
Redemption of Limited Shares	(32,661,054)	-

Net cash provided by financing activities	31,990,728	25,000,000

Net change in cash held by broker	234,917	2,174,423
Cash held by broker at beginning of period	2,673,775	1,000

Cash held by broker at end of period	$2,908,692	$2,175,423

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended March 31, 2007 reflects operating results since February 15, 2007 the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

(1)	Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, and its subsidiary, DB US Dollar Index Bullish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bullish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, the Fund and Master Fund incurred Management Fees of $119,326 and $13,686 respectively. As of March 31, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $80,953 and $32,935, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, the Fund and the Master Fund incurred brokerage fees of $11,933 and $1,369, respectively. As of March 31, 2008 and December 31, 2007, there were no brokerage fees payable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 is $1,779,008 and $1,343,832 respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2008 and December 31, 2007, the Fund held cash of $2,908,692 and $2,673,775, respectively. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of the Three Months Ended March 31, 2008 and the Period Ended December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $1,236,400 and a net unrealized appreciation position of $428,580, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the Three Months Ended March 31, 2008 and Period Ended March 31, 2007.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations (Level 1)	$123,732,056
Commodity Futures Contracts (Level 1)	$(1,236,400)

There were no Level 2 or Level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

	Limited Shares		Paid in Capital
	Three Months Ended March 31, 2008	Period Ended March 31, 2007	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Limited Shares Sold	2,800,000	1,000,000	$64,651,782	$25,000,000
Limited Shares Redeemed	(1,400,000)	-	(32,661,054)

Net Increase	1,400,000	1,000,000	$31,990,728	$25,000,000

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

	Three Months Ended March 31, 2008	Period Ended March 31, 2007
Net Asset Value
Initial offering price per Limited Share	$-	$25.00
Net realized and change in unrealized loss on United States Treasury Obligations and Futures	(1.47)	(0.28)
Net investment income	0.12	0.12

Net decrease in net assets from operations	(1.35)	(0.16)
Net asset value per Limited Share, beginning of period	$23.73	-

Net asset value per Limited Share, end of period	$22.38	$24.84

Market value per Limited Share, beginning of period	$23.70	$-

Market value per Limited Share, end of period	$22.40	$24.79

Ratio to average Limited Shares*
Net investment income	2.08%	3.87%
Total expenses	0.54%	0.50%

Total Return, at net asset value**	(5.69)%	(0.64)%

Total Return, at market value**	(5.49)%	(0.84)%

*	Percentages are annualized.

**	Percentages are not annualized and, for the Period Ended March 31, 2007, are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Long Index), the Long Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Mater Fund. The Limited Shares are designed for investors who want a cost-effective and convenient way to invest in a group of [currency] futures on U.S. and non-U.S. markets.

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007

Underlying DX Contract Returns	Total returns for the LONG INDEX-TR
	Three Months Ended March 31, 2008	Period Ended March 31, 2007
DX Contract	(6.11)%	0.54%

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

Operating Activities

Net cash flow used in operating activities was $31.8 million and $22.8 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Three Months Ended March 31, 2008, $128.5 million was paid to purchase United States Treasury Obligations and $102.0 million was received from sales of maturing contracts. During the Period Ended March 31, 2007 $22.7 million was paid to purchase United States Treasury Obligations and there were no amounts from the sales of maturing contracts. Unrealized appreciation on futures decreased by $1.7 million and $0.2 million during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $32.0 million and $25.0 million during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively. This included $64.7 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Three Months Ended March 31, 2008 and the Period Ended March 31, 2007, respectively.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -“RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE PERIOD ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the Three Months Ended March 31, 2008, the Amex market value of Limited Shares decreased (-5.49%) from $23.70 per share to $22.40 per share. Limited Shares traded from a low of $22.27 (-6.03%) per share on March 17, 2008 to a high of $23.97 per share (1.14%) on February 7, 2008.

For the Period Ended March 31, 2007, the Amex market value of Limited Shares decreased 0.84% from $25.00 per share to $24.79 per share. Limited Shares traded from a high of $25.16 per share (+0.64%) on March 9, 2007 to a low of $24.78 per share (-0.88%) on March 22, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended March 31, 2008, the net asset value of each Limited Share decreased 5.69% from $23.73 per share to $22.38 per share.

Net loss for the Three Months Ended March 31, 2008 was $6.3 million, resulting from $0.6 million of interest income, realized and unrealized loss of $6.8 million and operating expenses of $0.1 million.

For the Period Ended March 31, 2007, the net asset value of each Limited Share decreased 0.64% from $25.00 per share to $24.84 per share.

Net loss for the Period Ended March 31, 2007 was $0.16 million, resulting from $0.13 million of interest income, realized and unrealized loss of $0.28 million and operating expenses of $0.01 million.

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

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2008	$1,130,588	0.90%	10
Aggregate/Total		$1,130,588	0.90%	10

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2008	$729,982	0.73%	7
Aggregate/Total		$729,982	0.73%	7

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

(a)         None.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-05) were declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on February 20, 2007. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-04) was declared effective on May 6, 2008. Accordingly, Registration No. 333-150588-04 also acts as Post-Effective Amendment No. 2 to Registration No. 333-136574-05.

            The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

            For the Three Months Ended March 31, 2008, 2.8 million Limited Shares were created for $64.7 million and 1.4 million Limited Shares were redeemed for $32.7 million. On March 31, 2008, 5.6 million Limited Shares of the Fund were outstanding for a market capitalization of $125.4 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2008 and Period Ended March 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2008	1,400,000	23.33
Period Ended March 31, 2007	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to

PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: May 9, 2008

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

E-1