Form 10-Q
period 2008-06-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2008-07-31
CIK 1371531, 1371571, 1383148, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 2,600,000 Limited Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2008

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS.	1
		Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments June 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and Period Ended June 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	28
	ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II.	OTHER INFORMATION		31

	Item 1.	Legal Proceedings.	31
	Item 1A.	Risk Factors.	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
	Item 3.	Defaults Upon Senior Securities.	31
	Item 4.	Submission of Matters to a Vote of Security Holders.	31
	Item 5.	Other Information.	31
	Item 6.	Exhibits.	32

SIGNATURES			33

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets

Equity held in broker trading accounts:
United States Treasury Obligations, at fair value (cost $62,822,762 and $73,689,527, respectively)	$62,833,352	$73,706,883
Cash held by broker	12,840,633	3,993,952
Net unrealized appreciation (depreciation) on futures contracts	901,530	(549,800)

Deposits with broker	76,575,515	77,151,035
Other Assets	—	6,231

Total assets	$76,575,515	$77,157,266

Liabilities and shareholders’ equity
Management fee payable	$32,776	$34,492
Brokerage fee payable	3,752	—
Non controlling interest in consolidated subsidiary – related party	1,178	1,000

Total liabilities	$37,706	$35,492

Commitments and Contingencies (Note 9)

Shareholders’ equity

General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	178	102

Total General shares	1,178	1,102

Limited shares:
Paid in capital - 2,600,000 and 2,800,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	69,542,876	74,768,590
Accumulated earnings	6,993,755	2,352,082

Total Limited shares	76,536,631	77,120,672

Total shareholders’ equity	76,537,809	77,121,774

Total liabilities and shareholders’ equity	$76,575,515	$77,157,266

Net asset value per share
General shares	$29.45	$27.55
Limited shares	$29.44	$27.54

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	2.61%	$1,999,938	$2,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	6.53	4,998,990	5,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	7.83	5,996,232	6,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	9.13	6,987,757	7,000,000
U.S. Treasury Bills, 1.80% due August 14, 2008	1.30	997,886	1,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	1.30	997,549	1,000,000
U.S. Treasury Bills, 1.82% due September 4, 2008	10.42	7,975,080	8,000,000
U.S. Treasury Bills, 1.85% due September 11, 2008	22.14	16,942,880	17,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	20.83	15,937,040	16,000,000

Total United States Treasury Obligations (cost $62,822,762)	82.09%	$62,833,352

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,005 contracts, settlement date August 25, 2008)*	1.18%	$901,530

Net Unrealized Appreciation on Futures Contracts	1.18%	$901,530

See accompanying notes to unaudited consolidated financial statements.

*	Positions represents future contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	6.48%	$4,997,285	$5,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	24.57	18,944,900	19,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	29.72	22,920,190	23,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	6.46	4,979,495	5,000,000
U.S. Treasury Bills, 3.175% due February 28, 2008	2.58	1,990,548	2,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	6.45	4,973,040	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	6.44	4,969,675	5,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	12.88	9,931,750	10,000,000

Total United States Treasury Obligations (cost $73,689,527)	95.58%	$73,706,883

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (1,002 contracts, settlement date March 17, 2008)*	(0.71)%	$(549,800)

Net Unrealized Depreciation on Futures Contracts	(0.71)%	$(549,800)

See accompanying notes to unaudited consolidated financial statements.

*	Positions represents future contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and

Period Ended June 30, 2007 (i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$333,392	$323,295	$866,751	$454,931

Expenses
Management fee	122,950	32,039	227,494	45,821
Brokerage Commissions and Fees	27,295	3,204	37,750	4,582

Total expenses	150,245	35,243	265,244	50,403

Net investment income	183,147	288,052	601,507	404,528

Net Realized and Net Change in Unrealized Gain/ (Loss) on United States Treasury Obligations and Futures
Net Realized Gain on
United States Treasury Obligations	14,876	—	14,876	—
Futures	(1,064,679)	84,560	2,580,802	185,210

Net realized gain (loss)	(1,049,803)	84,560	2,595,678	185,210

Net Change in Unrealized Gain on
United States Treasury Obligations	(10,830)	(17)	(6,766)	6,185
Futures	(41,015)	134,100	1,451,330	324,360

Net change in unrealized gain/(loss)	(51,845)	134,083	1,444,564	330,545

Net realized and Net change in unrealized gain/(loss) on United States Treasury Obligations and Futures	(1,101,648)	218,643	4,040,242	515,755

Net Income (Loss)	$(918,501)	$506,695	$4,641,749	$920,283

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$179	$1,179	4,000,000	$110,008,074	$7,912,255	$117,920,329	$117,921,508
Sale of Limited Shares					600,000	17,632,414		17,632,414	17,632,414
Redemption of Limited Shares	—	—			(2,000,000)	(58,097,612)		(58,097,612)	(58,097,612)
Net Loss:
Net Investment Income	—	—	2	2	—	—	183,145	183,145	183,147
Net realized loss on United States Treasury Obligations and Futures	—	—	(16)	(16)	—	—	(1,049,787)	(1,049,787)	(1,049,803)
Net change in unrealized loss on United States Treasury Obligations and Futures	—	—	13	13	—	—	(51,858)	(51,858)	(51,845)

Net Loss	—	—	(1)	(1)	—	—	(918,500)	(918,500)	(918,501)

Balance at June 30, 2008	40	$1,000	$178	$1,178	2,600,000	$69,542,876	$6,993,755	$76,536,631	$76,537,809

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$17	$1,017	1,000,000	$25,000,000	$413,571	$25,413,571	$25,414,588
Sale of Limited Shares	—	—	—	—	—	—	—	—	—
Redemption of Limited Shares	—	—	—	—	—	—	—	—	—
Net Income:
Net Investment Income	—	—	12	12	—	—	288,040	288,040	288,052
Net realized Gain on United States Treasury Obligations and Futures	—	—	4	4	—	—	84,556	84,556	84,560
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	4	4	—	—	134,079	134,079	134,083

Net Income	—	—	20	20	—	—	506,675	506,675	506,695

Balance at June 30, 2007	40	$1,000	$37	$1,037	1,000,000	$25,000,000	$920,246	$25,920,246	$25,921,283

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774
Sale of Limited Shares	—	—			1,800,000	52,871,898	—	52,871,898	52,871,898
Redemption of Limited Shares	—	—			(2,000,000)	(58,097,612)	—	(58,097,612)	(58,097,612)
Net Income:
Net investment income			7	7	—	—	601,500	601,500	601,507
Net realized gain on United States Treasury Obligations			33	33	—	—	2,595,645	2,595,645	2,595,678
Net change in unrealized gain on United States Treasury Obligations and Futures			36	36	—	—	1,444,528	1,444,528	1,444,564

Net Income			76	76	—	—	4,641,673	4,641,673	4,641,749

Balance at June 30, 2008	40	$1,000	$178	$1,178	2,600,000	$69,542,876	$6,993,755	$76,536,631	$76,537,809

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at February 15, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—			1,000,000	25,000,000	—	25,000,000	25,000,000
Net income:
Net investment income	—	—	17	17	—	—	404,511	404,511	404,528
Net realized gain on United States Treasury Obligations and futures	—	—	8	8	—	—	185,202	185,202	185,210
Net change in unrealized gain on United States Treasury Obligations and futures	—	—	12	12	—	—	330,533	330,533	330,545

Net income	—	—	37	37	—	—	920,246	920,246	920,283

Balance at June 30, 2007	40	$1,000	$37	$1,037	1,000,000	$25,000,000	$920,246	$25,920,246	$25,921,283

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and Period Ended June 30, 2007 (i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Cash flow provided by operating activities:
Net Income	$4,641,749	$920,283
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(185,249,825)	(45,443,323)
Proceeds from securities sold	196,965,504	23,000,000
Net accretion of discount and amortization of premium on United States Treasury Obligations	(834,038)	(419,392)
Net realized gain on United States Treasury Obligations	(14,876)	—
Net change in unrealized gain on United States Treasury Obligations and Futures	(1,444,564)	(330,545)
Change in operating receivables and liabilities:
Other assets	6,231	(2,288)
Brokerage fee payable	3,752	—
Management fee payable	(1,716)	10,564
Non controlling interest in consolidated subsidiary - related party	178	1,000

Net cash provided by / used for operating activities	14,072,395	(22,263,701)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	52,871,898	25,000,000
Redemption of Limited Shares	(58,097,612)	—

Net cash used for / provided by financing activities	(5,225,714)	25,000,000

Net change in cash held by broker	8,846,681	2,736,299
Cash held by broker at beginning of period	3,993,952	1,000

Cash held by broker at end of period	$12,840,633	$2,737,299

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)	Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, and its subsidiary, DB US Dollar Index Bearish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bearish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from February 15, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007 the Fund and Master Fund incurred Management Fees of $122,950 and $32,039, respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $227,494 and $45,821, respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $32,776 and $34,492, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $27,295 and $3,204, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $37,750 and $4,582, respectively. As of June 30, 2008 brokerage fees payable were $3,752. As of December 31, 2007, there were no brokerage fees payable.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each

Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $1,069,320 and $1,066,128, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f) Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2008 and December 31, 2007, the Fund had cash held by the Commodity Broker of $12,840,633 and $3,993,952, respectively. There were no cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $901,530 and a net unrealized depreciation position of $549,800, respectively.

(i) Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Six Months Ended June 30, 2008 and for the Period Ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$62,833,352
Commodity Futures Contracts (Level 1)	$901,530

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in currency prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

(c) Limited Share Transactions

The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on February 20, 2007.

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008

and Period Ended June 30, 2007

					Limited Shares		Paid in Capital
	Limited Shares		Paid in Capital		Six Months Ended June 30, 2008	Period Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
	Three Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	600,000	—	17,632,414	—	1,800,000	1,000,000	52,871,898	25,000,000
Limited Shares Redeemed	(2,000,000)	—	(58,097,612)	—	(2,000,000)	—	(58,097,612)	—

Net Decrease	(1,400,000)	—	(40,465,198)	—	(200,000)	1,000,000	(5,225,714)	25,000,000

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended June 30, 2008	Period Ended June 30, 2007
	June 30, 2008	June 30, 2007
Net Asset Value
Initial Offering Price per Limited Share	—	—	—	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(0.09)	$0.22	$1.71	$0.52
Net investment income	0.05	0.29	0.19	0.40

Net increase in net assets from operations	(0.04)	0.51	1.90	0.92
Net asset value per Limited Share, beginning of period	29.48	25.41	27.54	—

Net asset value per Limited Share, end of period	$29.44	$25.92	$29.44	$25.92

Market value per Limited Share, beginning of period	$29.49	$25.41	$27.58	$—

Market value per Limited Share, end of period	$29.45	$25.97	$29.45	$25.97

Ratio to average Limited Shares*
Net investment income	0.75%	4.49%	1.32%	4.28%
Total expenses	0.61%	0.55%	0.58%	0.53%

Total Return, at net asset value **	(0.14)%	2.01%	6.90%	3.68%

Total Return, at market value **	(0.14)%	2.20%	6.78%	3.88%

* Percentages are annualized.

** Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on initial offering price upon commencement of investment operations of $25.00.

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from February 15, 2007 through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract

Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007

Underlying DX Contract Returns	Total returns for the SHORT INDEX-TR
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
DX Contract	0.11%	2.08%	7.46%	3.90%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement 157.

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

Operating Activities

Net cash flow provided by operating activities was $14.1 million and used for operating activities was $22.3 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $185.2 million was paid to purchase United States Treasury Obligations and $197.0 million was received from sales of maturing contracts. During the Period Ended June 30, 2007, $45.4 million was paid to purchase United States Treasury Obligations and $23.0 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $1.4 million and by $0.3 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $5.2 million and provided by financing activities was $25.0 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $52.9 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED

JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

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

JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares decreased 0.14% from $29.49 per share to $29.45 per share. Limited Shares traded from a low of $28.72 (-2.61%) per share on June 13, 2008 to a high of $29.75 per share (+0.88%) on April 16, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares increased 2.20% from $25.41 per share to $25.97 per share. Limited Shares traded from a high of $25.97 per share (+2.20%) on June 30, 2007 to a low of $25.25 per share (-0.63%) on June 20, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share decreased 0.14% from $29.48 per share to $29.44 per share.

Net loss for the Three Months Ended June 30, 2008 was $1.0 million, resulting from $0.3 million of interest income, realized and unrealized losses of $1.1 million and operating expenses of $0.2 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share increased 2.01% from $25.41 per share to $25.92 per share.

Net income for the Three Months Ended June 30, 2007 was $0.5 million, resulting from $0.3 million of interest income, realized and unrealized gains of $0.2 million and operating expenses of $0.04 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares increased 6.78% from $27.58 per share to $29.45 per share. Limited Shares traded from a low of $27.50 (-0.29%) per share on February 7, 2008 to a high of $29.80 per share (+8.05%) on March 17, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares increased 3.88% from $25.00 per share to $25.97 per share. Limited Shares traded from a high of $25.97 per share (+3.88%) on June 30, 2007 to a low of $24.93 per share (-0.28%) on February 22, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share increased 6.90% from $27.54 per share to $29.44 per share.

Net income for the Six Months Ended June 30, 2008 was $4.6 million, resulting from $0.9 million of interest income, realized and unrealized gains of $4.0 million and operating expenses of $0.3 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share increased 3.68% from $25.00 per share to $25.92 per share.

Net income for the Period Ended June 30, 2007 was $0.9 million, resulting from $0.5 million of interest income, realized and unrealized gains of $0.5 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	August 2008	799,488	1.04%	7
Aggregate/Total		831,109	1.09%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2008	$ 564,348	0.73%	7
Aggregate/Total		$ 564,348	0.73%	7

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on February 20, 2007. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on May 6, 2008. Accordingly, Registration No. 333-150588-03 also acts as Post-Effective Amendment No. 2 to Registration No. 333-136574-04.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2008, 0.6 million Limited Shares were created for $17.6 million and 2.0 million Limited Shares were redeemed for $58.1 million. On June 30, 2008, 2.6 million Limited Shares of the Fund were outstanding for a market capitalization of $76.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and June 30, 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	2,000,000	$ 29.05
Three Months Ended June 30, 2007	—	—

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: July 31, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5