Form 10-Q
period 2008-06-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2008-07-31
CIK 1371531, 1371571, 1383150, 1383151

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 25,200,000 Limited Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2008

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS.	1
		Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments June 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	28
	ITEM 4.	CONTROLS AND PROCEDURES.	30

PART II.	OTHER INFORMATION		31

	Item 1.	Legal Proceedings.	31
	Item 1A.	Risk Factors.	31
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31
	Item 3.	Defaults Upon Senior Securities.	31
	Item 4.	Submission of Matters to a Vote of Security Holders.	31
	Item 5.	Other Information.	31
	Item 6.	Exhibits.	31

SIGNATURES			33

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $556,353,519 and $96,560,702, respectively)	$556,348,242	$96,570,431
Cash held by broker	16,938,096	2,673,775
Net unrealized appreciation (depreciation) on futures contracts	(6,873,620)	428,580

Deposits with broker	566,412,718	99,672,786

Receivable for securities sold	4,998,064	-
Other assets	59,734	11,843

Total assets	$571,471,140	$99,684,629

Liabilities and shareholders’ equity
Payable for shares redeemed	$4,498,064	$-
Management fee payable	215,187	32,935
Non controlling interest in consolidated subsidiary - related party	900	1,000

Total liabilities	4,714,151	33,935

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated deficit	(100)	(51)

Total General shares	900	949

Limited shares:
Paid in capital – 25,200,000 and 4,200,000 redeemable shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	577,393,456	100,617,714
Accumulated deficit	(10,637,367)	(967,969)

Total Limited shares	566,756,089	99,649,745

Total shareholders’ equity	566,756,989	99,650,694

Total liabilities and shareholders’ equity	$571,471,140	$99,684,629

Net asset value per share
General shares	$22.50	$23.73
Limited shares	$22.49	$23.73

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	1.24%	$6,999,783	$7,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	0.71	3,999,192	4,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	2.12	11,992,464	12,000,000
U.S. Treasury Bills, 1.58% due July 24, 2008	16.57	93,909,290	94,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	29.60	167,766,983	168,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	10.74	60,893,311	61,000,000
U.S. Treasury Bills, 1.80% due August 14, 2008	2.82	15,966,176	16,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	1.76	9,975,490	10,000,000
U.S. Treasury Bills, 1.87% due August 28, 2008	3.78	21,440,015	21,500,000
U.S. Treasury Bills, 1.82% due September 4, 2008	5.54	31,401,878	31,500,000
U.S. Treasury Bills, 1.85% due September 11, 2008	8.97	50,828,640	51,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	10.28	58,269,803	58,500,000
U.S. Treasury Bills, 1.86% due September 25, 2008	4.04	22,905,217	23,000,000

Total United States Treasury Obligations (cost $556,353,519)	98.17%	$556,348,242

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts Dollar Index (7,474 contracts, settlement date August 25, 2008)	(1.21)%	$(6,873,620)

Net Unrealized Depreciation on Futures Contracts	(1.21)%	$(6,873,620)

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007(i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$1,385,580	$280,930	$2,019,399	$412,593

Expenses
Management Fee	465,817	27,537	585,143	41,223
Brokerage Commissions and Fees	46,581	2,753	58,514	4,122

Total Expenses	512,398	30,290	643,657	45,345

Net Investment Income	873,182	250,640	1,375,742	367,248

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,617)	760	8,412	760
Futures	1,426,825	(145,200)	(3,736,395)	(243,540)

Net Realized Gain (Loss)	1,425,208	(144,440)	(3,727,983)	(242,780)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(28,668)	(2,707)	(15,006)	3,496
Futures	(5,637,220)	(1,800)	(7,302,200)	(190,800)

Net Change in Unrealized Gain (Loss)	(5,665,888)	(4,507)	(7,317,206)	(187,304)

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(4,240,680)	(148,947)	(11,045,189)	(430,084)

Net Income (Loss)	$(3,367,498)	$101,693	$(9,669,447)	$(62,836)

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$(105)	$895	5,600,000	$132,608,442	$(7,269,864)	$125,338,578	$125,339,473
Sale of Limited Shares					20,600,000	467,396,158		467,396,158	467,396,158
Redemption of Limited Shares	-	-			(1,000,000)	(22,611,144)		(22,611,144)	(22,611,144)
Net Loss:
Net Investment Income	-	-	3	3	-	-	873,179	873,179	873,182
Net Realized Loss on United States Treasury Obligations and Futures	-	-	2	2	-	-	1,425,206	1,425,206	1,425,208
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	*	*	-	-	(5,665,888)	(5,665,888)	(5,665,888)

Net Loss	-	-	5	5	-	-	(3,367,503)	(3,367,503)	(3,367,498)

Balance at June 30, 2008	40	$1,000	$(100)	$900	25,200,000	$577,393,456	$(10,637,367)	$566,756,089	$566,756,989

See accompanying notes to unaudited consolidated financial statements.

* Amounts below $0.50.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$(6)	$994	1,000,000	$25,000,000	$(164,523)	$24,835,477	$24,836,471
Sale of Limited Shares	-	-	-	-	-	-	-	-	-
Redemption of Limited Shares	-	-	-	-	(400,000)	(9,997,120)	-	(9,997,120)	(9,997,120)
Net Income:
Net Investment Income	-	-	12	12	-	-	250,628	250,628	250,640
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(8)	(8)	-	-	(144,432)	(144,432)	(144,440)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(2)	(2)	-	-	(4,505)	(4,505)	(4,507)

Net Income	-	-	2	2	-	-	101,691	101,691	101,693

Balance at June 30, 2007	40	$1,000	$(4)	$996	600,000	$15,002,880	$(62,832)	$14,940,048	$14,941,044

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	(51)	$949	4,200,000	$100,617,714	(967,969)	$99,649,745	$99,650,694
Sale of Limited Shares	-	-			23,400,000	532,047,940	-	532,047,940	532,047,940
Redemption of Limited Shares	-	-	-	-	(2,400,000)	(55,272,198)	-	(55,272,198)	(55,272,198)
Net Loss:
Net Investment Income	-	-	8	8	-	-	1,375,734	1,375,734	1,375,742
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(47)	(47)	-	-	(3,727,936)	(3,727,936)	(3,727,983)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(10)	(10)	-	-	(7,317,196)	(7,317,196)	(7,317,206)

Net Loss	-	-	(49)	(49)	-	-	(9,669,398)	(9,669,398)	(9,669,447)

Balance at June 30, 2008	40	$1,000	$(100)	900	25,200,000	$577,393,456	$(10,637,367)	$566,756,089	$566,756,989

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at February 15, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-			1,000,000	25,000,000	-	25,000,000	25,000,000
Redemption of Limited Shares	-	-	-	-	(400,000)	(9,997,120)	-	(9,997,120)	(9,997,120)
Net Loss:
Net Investment Income	-	-	17	17	-	-	367,231	367,231	367,248
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(12)	(12)	-	-	(242,768)	(242,768)	(242,780)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	(9)	(9)	-	-	(187,295)	(187,295)	(187,304)

Net Loss	-	-	(4)	(4)	-	-	(62,832)	(62,832)	(62,836)

Balance at June 30, 2007	40	$1,000	$(4)	$996	600,000	$15,002,880	$(62,832)	$14,940,048	$14,941,044

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007(i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Cash Flow provided by operating activities:
Net Loss	$(9,669,447)	$(62,836)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(702,763,778)	(45,443,323)
Proceeds from securities sold	244,966,501	32,907,333
Net accretion of discount and amortization of premium on United States Treasury Obligations	(1,987,128)	(385,654)
Net realized gain on United Stated Treasury Obligations	(8,412)	(760)
Net change in unrealized loss on United States Treasury Obligations and Futures	7,317,206	187,304
Change in operating receivables and liabilities:
Receivable for securities sold	(4,998,688)	-
Other assets	(47,891)	(2,640)
Payable for shares redeemed	4,498,064	-
Management fee payable	182,252	7,474
Non controlling interest in consolidated subsidiary — related party	(100)	1,000

Net cash used for operating activities	(462,511,421)	(12,792,102)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	532,047,940	25,000,000
Redemption of Limited Shares	(55,272,198)	(9,997,120)

Net cash provided by financing activities	476,775,742	15,002,880

Net change in cash held by broker	14,264,321	2,210,778
Cash held by broker at beginning of period	2,673,775	1,000

Cash held by broker at end of period	$16,938,096	$2,211,778

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $465,817 and $27,537 respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $585,143 and $41,223 respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $215,187 and $32,935, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $46,581 and $2,753, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $58,514 and $4,122, respectively. As of June 30, 2008 and December 31, 2007, there were no brokerage fees payable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $7,952,336 and $1,343,832 respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2008 and December 31, 2007, the Fund had cash held by the Commodity Broker of $16,938,096 and $2,673,775, respectively. There were no cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized depreciation position of $6,873,620 and a net unrealized appreciation position of $428,580, respectively.

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

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$556,348,242
Commodity Futures Contracts (Level 1)	$(6,873,620)

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

[Remainder of page intentionally left blank.]

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended	Period Ended	Six Months Ended	Period Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	20,600,000	-	467,396,158	-	23,400,000	1,000,000	532,047,940	25,000,000
Limited Shares Redeemed	(1,000,000)	(400,000)	(22,611,144)	(9,997,120)	(2,400,000)	(400,000)	(55,272,198)	(9,997,120)

Net Increase	19,600,000	(400,000)	444,785,014	(9,997,120)	21,000,000	600,000	476,775,742	15,002,880

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

	Three Months Ended		Six Months Ended June 30, 2008	Period Ended June 30, 2007
	June 30, 2008	June 30, 2007
Net Asset Value
Initial Offering Price per Limited Share	-	-	-	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$0.06	$(0.22)	$(1.37)	$(0.50)
Net investment income	0.05	0.28	0.13	0.40

Net increase in net assets from operations	0.11	0.06	(1.24)	(0.10)
Net asset value per Limited Share, beginning of period	22.38	24.84	23.73	-

Net asset value per Limited Share, end of period	$22.49	$24.90	$22.49	$24.90

Market value per Limited Share, beginning of period	$22.40	$24.79	$23.70	$-

Market value per Limited Share, end of period	$22.49	$24.88	$22.49	$24.88

Ratio to average Limited Shares*
Net investment income	0.92%	4.58%	1.16%	4.33%
Total expenses	0.54%	0.55%	0.54%	0.53%

Total Return, at net asset value **	0.49%	0.24%	(5.23)%	(0.40)%

Total Return, at market value **	0.40%	0.36%	(5.11)%	(0.48)%

*	Percentages are annualized.

**	Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007

Underlying DX Contract Returns	Total returns for the LONG INDEX-TR
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
DX Contract	0.70%	0.34%	(5.45)%	(0.20)%

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

Operating Activities

Net cash flow used in operating activities was $462.5 million and $12.8 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $702.8 million was paid to purchase United States Treasury Obligations and $245.0 million received from sales of maturing contracts. During the Period Ended June 30, 2007, $45.4 million was paid to purchase United States Treasury Obligations and $32.9 million received from the sales of maturing contracts. Unrealized appreciation on futures increased by $7.3 million and $0.2 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $476.8 million and $15.0 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $532.0 million and $25.0 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

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

COMPARISON OF UUP, UUPNAV AND USDUPX FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

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

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares increased 0.40% from $22.40 per share to $22.49 per share. Limited Shares traded from a low of $22.23 (-0.76%) per share on April 16, 2008 to a high of $22.99 per share (+2.63%) on June 13, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares increased 0.36% from $24.79 per share to $24.88 per share. Limited Shares traded from a high of $25.23 per share (+1.77%) on June 14, 2007 to a low of $24.12 per share (-2.70%) on June 20, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share increased 0.49% from $22.38 per share to $22.49 per share.

Net loss for the Three Months Ended June 30, 2008 was $3.3 million, resulting from $1.4 million of interest income, realized and unrealized loss of $4.2 million, and operating expenses of $0.5 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share increased 0.24% from $24.84 per share to $24.90 per share.

Net income for the Three Months Ended June 30, 2007 was $0.1 million, resulting from $0.28 million of interest income, realized and unrealized loss of $0.14 million and operating expenses of $0.03 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares decreased -5.11% from $23.70 per share to $22.49 per share. Limited Shares traded from a low of $22.23 (-6.20%) per share on April 16, 2008 to a high of $23.97 per share (1.14%) on February 7, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares decreased 0.48% from $25.00 per share to $24.88 per share. Limited Shares traded from a high of $25.23 per share (+0.92%) on June 14, 2007 to a low of $24.12 per share (-3.52%) on June 20, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share decreased 5.23% from $23.73 per share to $22.49 per share.

Net loss for the Six Months Ended June 30, 2008 was $9.6 million, resulting from $2.0 million of interest income, realized and unrealized loss of $11.0 million and operating expenses of $0.6 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share decreased 0.40% from $25.00 per share to $24.90 per share.

Net loss for the Period Ended June 30, 2007 was $0.1 million, resulting from $0.4 million of interest income, realized and unrealized loss of $0.4 million and operating expenses of $0.1 million.

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

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	August 2008	6,090,350	1.07%	6
Aggregate/Total		6,075,464	1.06%	6

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2008	$729,982	0.73%	7
Aggregate/Total		$729,982	0.73%	7

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

(a)        None.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-05) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on February 20, 2007. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-04) was declared effective on May 6, 2008. Accordingly, Registration No. 333-150588-4 also acts as Post-Effective Amendment No. 2 to Registration No. 333-136574-05.

            The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

            For the Three Months Ended June 30, 2008, 20.6 million Limited Shares were created for $467.4 million and 1.0 million Limited Shares were redeemed for $22.6 million. On June 30, 2008, 25.2 million Limited Shares of the Fund were outstanding for a market capitalization of $566.7 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	1,000,000	$22.61
Three Months Ended June 30, 2007	400,000	$24.99

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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