Form 10-K
period 2008-12-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2009-03-02
CIK 1371531, 1371571, 1383148, 1383149

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

Large Accelerated Filer	☐	Accelerated Filer ☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $76,570,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2009: 7,400,000

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 2,000,000 Shares were issued to certain Authorized Participants for $55,209,226 and 200,000 Shares were redeemed for $5,440,636 during the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 9,600,000 Shares were issued to certain Authorized Participants for $261,296,006 and 5,800,000 Shares were redeemed for $159,729,742.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

Fund Investment Overview

The Master Fund invests in futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® – Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $172,568,890 (or 100%) and $77,151,035 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,960,900 (or 2.87%) and $1,066,128 (or 1.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions in DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Short Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in the DX Contracts which expire in March, June, September and December. The use of short positions in DX Contracts in the construction of the Short Index causes the Short Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

Since the Base Date, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “UDN.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

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

Short Selling Theoretically Exposes the Master Fund to Unlimited Losses.

Investors may invest in either the Fund or the Bullish Fund, the second series established by the Trust, which invests into the PowerShares DB US Dollar Index Bullish Master Fund (the “Bullish Master Fund”).

The Bullish Master Fund establishes long positions in DX Contracts. The price of these DX Contracts is linked to the US Dollar Index (the “USDX®”). The Bullish Master Fund will profit if the USDX® rises and the Bullish Master Fund will suffer loss if the USDX® falls. Because the USDX® cannot fall below zero, the Bullish Master Fund’s exposure to loss is limited to the notional value of the DX Contracts at the time of establishment.

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

Although past Index levels are not necessarily indicative of future Index levels, both the Short Index and the Long Index have experienced unusually long peak-to-valley drawdown periods.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report items of income, gain, loss and deduction to Shareholders of the Fund in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be considered to be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss, or deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

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

Market Information

The Shares of the Fund traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “UDN.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares

Quarter ended	High	Low
March 31, 2008	$29.80	$27.50

June 30, 2008	$29.75	$28.72

September 30, 2008	$29.79	$26.63

December 31, 2008	$26.95	$24.20

Quarter ended	High	Low
March 31, 2007 (from commencement of investment trading on February 15, 2007)	$25.44	$24.93

June 30, 2007	$25.97	$25.25

September 30, 2007	$27.45	$26.03

December 31, 2007	$28.56	$27.09

Holders

As of December 31, 2008, the Fund had 10,110 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.15 per General Share, to the Managing Owner, a total distribution of $6.00. On December 30, 2008, the Fund paid $0.15 per Share to each Shareholder of record on December 17, 2008, a total distribution of $660,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.40 per General Share, to the Managing Owner, a total distribution of $16.00. On December 28, 2007, the Fund paid $0.40 per Share to each Shareholder of record on December 19, 2007, a total distribution of $1,200,000. Prior to this, no distributions had been paid on the Fund’s Shares or General Shares. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on May 6, 2008 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. Accordingly, Registration No. 333-150588-03 also acts as Post-Effective Amendment No. 2 to Registration No. 333-136574-04. The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2008, 9.6 million Shares were created for $261.3 million and 5.8 million Shares were redeemed for $159.7 million. For the Three Months Ended December 31, 2008, 4.8 million Shares were created for $123.4 million and 2.0 million Shares were redeemed for $51.5 million. On December 31, 2008, 6.6 million Shares of the Fund were outstanding for a market capitalization of $172.8 million.

For the Period Ended December 31, 2007, 3.0 million Shares were created for $80.2 million and 0.2 million Shares were redeemed for $5.4 million. For the Three Months Ended December 31, 2007, 1.0 million Shares were created for $28.3 million and 0.2 million Shares were redeemed for $5.4 million. On December 31, 2007, 2.8 million Shares were outstanding for a market capitalization of $77.2 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	5,800,000	$27.54
Period Ended December 31, 2007	200,000	$27.20

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31, 2008	Period Ended December 31, 2007
Interest Income	$1,257,070	$1,475,217
Net investment income	$744,517	$1,283,626
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(6,022,137)	$2,268,574
Net Income (Loss)	$(5,277,620)	$3,552,200
Distribution per Share	$0.15	$0.40
Net Increase in cash	$63,138,427	$3,992,952

	As of December 31, 2008	As of December 31, 2007
Total Assets	$177,803,720	$77,157,266
Shares NAV	$26.17	$27.54
General Shares NAV	$26.18	$27.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$ 533,359	$ 333,392	$ 334,141	$ 56,178
Net investment income (Loss)	$ 418,360	$ 183,147	$ 226,822	$ (83,812)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$ 5,141,890	$ (1,101,648)	$ (8,630,192)	$ (1,432,187)
Net income/(loss)	$ 5,560,250	$ (918,501)	$ (8,403,370)	$ (1,515,999)
Increase/(decrease) in Net Asset Value	$40,799,734	$(41,383,699)	$ 26,571,444	$ 69,641,159

	For the period from February 15, 2007 (commencement of investment operations) to March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$ 131,636	$ 323,295	$ 376,502	$ 643,784
Net investment income	$ 116,476	$ 288,052	$ 330,648	$ 548,450
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$ 297,112	$ 218,643	$ 1,721,479	$ 31,340
Net income/(loss)	$ 413,588	$ 506,695	$ 2,052,127	$ 579,790
Increase/(decrease) in Net Asset Value	$25,414,588	$ 506,695	$ 28,947,043	$ 22,253,448

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Master Fund invests in futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short

Index), the Short Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® – Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® – Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying DX Contract Returns	Total returns for the SHORT INDEX-TR
	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DX Contract	(3.11%)	(4.22%)	1.98%	12.30%

TOTAL RETURN	(3.11%)	(4.22%)	1.98%	12.30%

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

Operating Activities

Net cash flow used for operating activities was $37.8 million and $69.6 million for the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2008, $386.0 million was paid to purchase United States Treasury Obligations and $360.0 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $173.3 million was paid to purchase United States Treasury Obligations and $101.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.0 million during the Year Ended December 31, 2008 and decreased by $0.5 million during the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $100.9 million and $73.6 million during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively. This included $261.3 million and $80.2 million from the sale of Shares to Authorized Participants during the Year Ended December 31, 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007, THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 5.08% from $27.58 per Share to $26.18 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $29.80 per Share (+8.05%) on March 17, 2008 to a low of $24.20 per Share (-12.26%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis was -4.53%, including the above noted distribution, for the period.

The Fund was launched on February 15, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on February 20, 2007.

On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 10.32% from $25.00 per Share to $27.58 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on February 15, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.93 per Share (-0.28%) on February 22, 2007 to a high of $28.56 per Share (+14.24%) on November 26, 2007. Therefore, the total return for the Fund, on a market value basis was 11.92%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 4.97% from $27.54 per Share to $26.17 per Share. Appreciation in price of the DX contracts during the Year Ended December 31, 2008 contributed to a 4.22% decrease in the level of the Short Index-TR. On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was
 -4.43%.

Net loss for the Year Ended December 31, 2008 was $5.3 million, resulting from $1.3 million of interest income, net realized loss of $10.9 million, net unrealized gain of $5.0 million and operating expenses of $0.7 million.

For the Period Ended December 31, 2007, the net asset value of each Share increased 10.16% from $25.00 per Share to $27.54 per Share. Depreciation in price of the DX contracts during the Period Ended December 31, 2007 contributed to a 12.30% increase in the level of the Short Index-TR. On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was 11.76%.

Net income for the Period Ended December 31, 2007 was $3.6 million, resulting from $1.5 million of interest income supplemented by net realized gain of $2.8 million and net change in unrealized loss of $0.5 million and operating expenses of $0.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 2.93% from $26.97 per Share to $26.18 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $26.95 per Share (-0.07%) on December 17, 2008 to a low of $24.20 per Share (-10.27%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis was
-2.37%, including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 0.47% from $27.45 per Share to $27.58 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $27.09 per Share (-1.31%) on October 8, 2007 and December 17, 2007 to a high of $28.56 per Share (+4.04%) on November 26, 2007. Therefore, the total return for the Fund, on a market value basis was 1.93% including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 3.54% from $27.13 per Share to $26.17 per Share. Appreciation in price of the DX contracts during the Three Months Ended December 31, 2008 contributed to a 3.11% decrease in the level of the Short Index-TR. On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return on a net asset value basis, for the Fund, including the above noted distribution was -2.99%.

Net loss for the Three Months Ended December 31, 2008 was $1.5 million, resulting from $0.1 million of interest income, net realized loss $7.2 million, net unrealized gain of $5.7 million and operating expenses of $0.1 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 0.40% from $27.43 per Share to $27.54 per Share. Depreciation in price of the DX contracts during the Three Months Ended December 31, 2007 contributed to a 1.98% increase in the level of the Short Index-TR. On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return on a net asset value basis, for the Fund, including the above noted distribution, was 1.86%.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2009	$3,105,634	1.80%	12
Aggregate/Total		$3,106,798	1.80%	12

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2008	$564,348	0.73%	7
Aggregate/Total		$564,348	0.73%	7

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts and positions.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB US Dollar Index Bearish Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund and Subsidiary:

We have audited PowerShares DB US Dollar Index Bearish Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB US Dollar Index Bearish Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bearish Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bearish Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the year ended December 31, 2008, and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bearish Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year ended December 31, 2008 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bearish Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 27, 2009

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $100,992,318 and $73,689,527, respectively)	$ 100,993,846	$ 73,706,883
Cash held by broker	67,132,379	3,993,952
Net unrealized appreciation (depreciation) on futures contracts	4,442,665	(549,800)

Deposits with broker	172,568,890	77,151,035
Receivable for Shares issued	5,234,830	-
Other assets	-	6,231

Total assets	$ 177,803,720	$ 77,157,266

Liabilities and shareholders’ equity
Payable for securities purchased	4,999,125	-
Management fee payable	51,585	34,492
Brokerage fee payable	1,551	-
Non controlling interest in consolidated subsidiary - related party	1,047	1,000

Total liabilities	$ 5,053,308	$ 35,492

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings	47	102

Total General shares	1,047	1,102

Shares:
Paid in capital - 6,600,000 and 2,800,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	176,334,854	74,768,590
Accumulated earnings (deficit)	(3,585,489)	2,352,082

Total Shares	172,749,365	77,120,672

Total shareholders’ equity	172,750,412	77,121,774

Total liabilities and shareholders’ equity	$ 177,803,720	$ 77,157,266

Net asset value per share
General shares	$ 26.18	$ 27.55
Shares	$ 26.17	$ 27.54

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	3.47%	$ 5,999,970	$ 6,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	5.79	9,999,780	10,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	12.16	20,999,328	21,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	2.89	4,999,835	5,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	20.26	34,998,460	35,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	2.89	4,999,165	5,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	5.79	9,999,210	10,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	2.32	3,999,548	4,000,000
U.S. Treasury Bills, 0.05% due April 2, 2009	2.89	4,998,550	5,000,000

Total U.S. Treasury Obligations (cost $100,992,318)	58.46%	$ 100,993,846

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts Dollar Index (1,865 contracts, settlement date March 16, 2009)*	2.57%	$ 4,442,665

Net Unrealized Appreciation on Futures Contracts	2.57%	$ 4,442,665

See accompanying notes to consolidated financial statements.
*Positions represent futures contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 2.89% due January 10, 2008	6.48%	$ 4,997,285	$ 5,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	24.57	18,944,900	19,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	29.72	22,920,190	23,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	6.46	4,979,495	5,000,000
U.S. Treasury Bills, 3.175% due February 28, 2008	2.58	1,990,548	2,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	6.45	4,973,040	5,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	6.44	4,969,675	5,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	12.88	9,931,750	10,000,000

Total U.S. Treasury Obligations (cost $73,689,527)	95.58%	$ 73,706,883

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts Dollar Index (1,002 contracts, settlement date March 17, 2008)*	(0.71)%	$ (549,800)

Net Unrealized Depreciation on Futures Contracts	(0.71)%	$ (549,800)

See accompanying notes to consolidated financial statements.

* Positions represent futures contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Income
Interest Income	$1,257,070	$1,475,217

Expenses
Management fee	443,520	174,173
Brokerage commissions and fees	69,033	17,418

Total expenses	512,553	191,591

Net investment income	744,517	1,283,626

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	28,386	4,878
Futures	(11,027,160)	2,796,140

Net realized gain (loss)	(10,998,774)	2,801,018

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(15,828)	17,356
Futures	4,992,465	(549,800)

Net change in unrealized gain (loss)	4,976,637	(532,444)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(6,022,137)	2,268,574

Net Income (Loss)	$(5,277,620)	$3,552,200

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares			Total Equity (Deficit)	Shares			Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital	Accumulated Earnings (Deficit)		Shares	Paid in Capital	Accumulated Earnings (Deficit)
Balance at January 1, 2008	40	$ 1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774
Sale of Shares					9,600,000	261,296,006		261,296,006	261,296,006
Redemption of Shares					(5,800,000)	(159,729,742)		(159,729,742)	(159,729,742)
Net Income (Loss)
Net investment income			10	10			744,507	744,507	744,517
Net realized loss on United States Treasury Obligations and Futures			(168)	(168)			(10,998,606)	(10,998,606)	(10,998,774)
Net change in unrealized gain on United States Treasury Obligations and Futures			109	109			4,976,528	4,976,528	4,976,637

Net Income (Loss)			(49)	(49)			(5,277,571)	(5,277,571)	(5,277,620)

Distributions of net investment income ($0.15 per Share)			(6)	(6)			(660,000)	(660,000)	(660,006)

Balance at December 31, 2008	40	$ 1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares		Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at February 15, 2007	40	$ 1,000	$ -	$ 1,000	-	$ -	$ -	$ -	$ 1,000
Sale of Shares					3,000,000	80,209,226		80,209,226	80,209,226
Redemption of Shares					(200,000)	(5,440,636)		(5,440,636)	(5,440,636)
Net Income
Net investment income			37	37			1,283,589	1,283,589	1,283,626
Net realized gain on United States Treasury Obligations and futures			60	60			2,800,958	2,800,958	2,801,018
Net change in unrealized gain (loss) on United States Treasury Obligations and futures			21	21			(532,465)	(532,465)	(532,444)

Net Income			118	118			3,552,082	3,552,082	3,552,200

Distributions of net investment income ($0.40 per Share)			(16)	(16)			(1,200,000)	(1,200,000)	(1,200,016)

Balance at December 31, 2007	40	$ 1,000	$ 102	$ 1,102	2,800,000	$ 74,768,590	$ 2,352,082	$ 77,120,672	$ 77,121,774

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and For the Period Ended December 31, 2007(i)

	2008	2007
Cash flow provided by operating activities:
Net Income (Loss)	$(5,277,620)	$3,552,200
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(385,986,612)	(173,312,479)
Proceeds from securities sold and matured	359,894,167	100,975,259
Net accretion of discount on United States Treasury Obligations	(1,181,960)	(1,347,429)
Net realized gain on United States Treasury Obligations	(28,386)	(4,878)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	(4,976,637)	532,444
Change in operating receivables and liabilities:
Other assets	6,231	(6,231)
Receivable for Shares issued	(5,234,830)	-
Payable for securities purchased	4,999,125	-
Management fee payable	17,093	34,492
Brokerage fee payable	1,551	-
Non controlling interest in consolidated subsidiary - related party	47	1,000

Net cash used for operating activities	(37,767,831)	(69,575,622)

Cash flows from financing activities:
Proceeds from sale of Shares	261,296,006	80,209,226
Redemption of Shares	(159,729,742)	(5,440,636)
Cash distributions paid on Shares and General Shares	(660,006)	(1,200,016)

Net cash provided by financing activities	100,906,258	73,568,574

Net change in cash held by broker	63,138,427	3,992,952

Cash held by broker at beginning of period	3,993,952	1,000

Cash held by broker at end of period	$67,132,379	$3,993,952

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”). The Fund and the Master Fund commenced investment operations on February 15, 2007 with the initial offering of 1,000,000 Shares to Deutsche Bank Securities Inc. as initial purchaser of the Fund in exchange for $25,000,000. After the initial offering of the Shares, an additional 2,000,000 Shares were issued to certain Authorized Participants for $55,209,226 and 200,000 Shares were redeemed for $5,440,636 during the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. During the period from January 1, 2008 to December 31, 2008, an additional 9,600,000 Shares were issued to certain Authorized Participants for $261,296,006 and 5,800,000 Shares were redeemed for $159,729,742.

This Report covers the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2)	Fund Investment Overview

The Master Fund invests in futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank US Dollar Index (USDX®) Futures Index – Excess Return (Short Index), the Short Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® – Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not employ leverage. As of December 31, 2008 and December 31, 2007, the Fund had $172,568,890 (or 100%) and $77,151,035 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $4,960,900 (or 2.87%) and $1,066,128 (or 1.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions in DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $443,520, of which $51,585 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $174,173 of which $34,492 was payable at December 31, 2007.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $69,033, of which $1,551 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $17,418. At December 31, 2007, there were no brokerage fees payable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 and 2007 were $4,960,900 and $1,066,128, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $5,000,000 notional of United States Treasury Obligations which was unpaid as of December 31, 2008. As a result, a payable for securities purchased is reported for $4,999,125.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2008, the Fund held cash of $67,132,379. As of December 31, 2007 the Fund held cash of $3,993,952 of which $549,800 was on deposit to satisfy the Fund’s negative variation margin against open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2007.

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $4,442,665 and depreciation position of $549,800, respectively.

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

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$100,993,846
Commodity Futures Contracts (Level 1)	$4,442,665

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the on the NYSE Arca under the symbol “UDN.”

Summary of Share Transactions for the Year Ended December 31, 2008

and the Period Ended December 31, 2007

	Shares Year Ended December 31, 2008	Amount Year Ended December 31, 2008	Shares Period Ended December 31, 2007	Amount Period Ended December 31, 2007
Shares Sold	9,600,000	$261,296,006	3,000,000	$80,209,226
Shares Redeemed	(5,800,000)	(159,729,742)	(200,000)	(5,440,636)

Net Increase	3,800,000	$101,566,264	2,800,000	$74,768,590

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

A distribution of $0.15 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution of $660,000 was paid to Shareholders. On December 30, 2008, the Fund paid $0.15 per General Share, a total distribution of $6.00.

A distribution of $0.40 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution of $1,200,000 was paid to Shareholders. On December 28, 2007, the Fund paid $0.40 per General Share, a total distribution of $16.00.

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

	Year Ended December 31, 2008	Period Ended December 31, 2007

Net Asset Value
Initial offering price per Share	$-	$25.00
Net realized and change in unrealized gain (loss) on United States
Treasury Obligations and Futures	(1.45)	2.08
Net investment income	0.23	0.86

Net income (loss)	(1.22)	2.94
Distributions of net investment income on Shares	(0.15)	(0.40)

Net increase (decrease)	(1.37)	2.54
Net asset value per Share, beginning of period	$27.54	$-

Net asset value per Share, end of period	$26.17	$27.54

Market value per Share, beginning of period	$27.58	$25.00

Market value per Share, end of period	$26.18	$27.58

Ratio to average Shares*
Net investment income	0.83%	3.63%
Total expenses	0.57%	0.54%

Total Return, at net asset value **	(4.43)%	11.76%

Total Return, at market value **	(4.53)%	11.92%

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

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $443,520 to DB Commodity Services LLC of which $391,935 had been paid at December 31, 2008.

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

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Chief Executive Officer

Dated : February 27, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer