Form 10-Q
period 2009-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2009-05-08
CIK 1371531, 1371571, 1383148, 1383149

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2009: 8,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $196,949,925 and $100,992,318, respectively)	$196,962,279	$100,993,846
Cash held by broker	4,572,405	67,132,379
Net unrealized appreciation on futures contracts	5,127,855	4,442,665

Deposits with broker	206,662,539	172,568,890
Receivable for Shares Issued	5,039,606	5,234,830

Total assets	$211,702,145	$177,803,720

Liabilities
Payable for securities purchased	4,998,347	4,999,125
Management fee payable	77,455	51,585
Brokerage fee payable	499	1,551

Total liabilities	$5,076,301	$5,052,261

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	8	47

Total General shares	1,008	1,047

Shares:
Paid in capital - 8,200,000 and 6,600,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	216,558,454	176,334,854
Accumulated deficit	(9,934,626)	(3,585,489)

Total Shares	206,623,828	172,749,365

Total shareholders’ equity	206,624,836	172,750,412

Non-controlling interest in consolidated subsidiary - related party	1,008	1,047

Total equity	206,625,844	172,751,459

Total liabilities and equity	$211,702,145	$177,803,720

Net asset value per share
General shares	$25.20	$26.18
Shares	$25.20	$26.17

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.15% due April 2, 2009	2.42%	$4,999,995	$5,000,000
U.S. Treasury Bills, 0.13% due April 9, 2009	21.78	44,998,965	45,000,000
U.S. Treasury Bills, 0.23% due April 16, 2009	2.90	5,999,688	6,000,000
U.S. Treasury Bills, 0.17% due April 30, 2009	7.26	14,997,975	15,000,000
U.S. Treasury Bills, 0.22% due May 7, 2009	7.74	15,997,520	16,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	12.58	25,994,878	26,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	2.42	4,998,945	5,000,000
U.S. Treasury Bills, 0.30% due May 28, 2009	14.51	29,991,690	30,000,000
U.S. Treasury Bills, 0.28% due June 4, 2009	4.84	9,996,710	10,000,000
U.S. Treasury Bills, 0.24% due June 11, 2009	4.84	9,996,410	10,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	7.26	14,994,795	15,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	6.77	13,994,708	14,000,000

Total United States Treasury Obligations (cost $196,949,925)	95.32%	$196,962,279

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (2,221 contracts, settlement date June 15, 2009)*	2.48%	$5,127,855

Net Unrealized Appreciation on Futures Contracts	2.48%	$5,127,855

*	Position represents futures contracts sold.

Net unrealized appreciation is comprised of unrealized gains of $5,436,270 and unrealized losses of $308,415.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	3.47%	$5,999,970	$6,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	5.79	9,999,780	10,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	12.16	20,999,328	21,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	2.89	4,999,835	5,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	20.26	34,998,460	35,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	2.89	4,999,165	5,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	5.79	9,999,210	10,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	2.32	3,999,548	4,000,000
U.S. Treasury Bills, 0.05% due April 2, 2009	2.89	4,998,550	5,000,000

Total United States Treasury Obligations (cost $100,992,318)	58.46%	$100,993,846

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,865 contracts, settlement date March 16, 2009)*	2.57%	$4,442,665

Net Unrealized Appreciation on Futures Contracts	2.57%	$4,442,665

*	Position represents futures contracts sold.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Income
Interest Income	$52,711	$533,359

Expenses
Management fee	212,670	104,544
Brokerage commissions and fees	19,267	10,455

Total expenses	231,937	114,999

Net investment income (loss)	(179,226)	418,360

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	560	-
Futures	(6,866,565)	3,645,660

Net realized gain (loss)	(6,866,005)	3,645,660

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	10,826	4,064
Futures	685,190	1,492,345

Net change in unrealized gain (loss)	696,016	1,496,409

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(6,169,989)	5,142,069

Net Income (Loss)	$(6,349,215)	$5,560,429

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	39	(179)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$(6,349,176)	$5,560,250

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares

			Accumulated Earnings (Deficit)	Total Equity			Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459
Sale of Shares					3,600,000	90,860,246		90,860,246	90,860,246		90,860,246
Redemption of Shares					(2,000,000)	(50,636,646)		(50,636,646)	(50,636,646)		(50,636,646)
Net Income (Loss)
Net investment loss			(1)	(1)			(179,224)	(179,224)	(179,225)	(1)	(179,226)
Net realized gain (loss) on United States Treasury Obligations and Futures			(39)	(39)			(6,865,927)	(6,865,927)	(6,865,966)	(39)	(6,866,005)
Net change in unrealized gain on United States Treasury Obligations and Futures			1	1			696,014	696,014	696,015	1	696,016

Net Income (Loss)			(39)	(39)			(6,349,137)	(6,349,137)	(6,349,176)	(39)	(6,349,215)

Balance at March 31, 2009	40	$1,000	$8	$1,008	8,200,000	$216,558,454	$(9,934,626)	$206,623,828	$206,624,836	$1,008	$206,625,844

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares

			Accumulated Earnings	Total Equity			Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774	$1,000	$77,122,774
Sale of Shares					1,200,000	35,239,484		35,239,484	35,239,484		35,239,484
Net Income
Net investment income			5	5			418,343	418,343	418,348	12	418,360
Net realized gain (loss) on United States Treasury Obligations and Futures			49	49			3,645,497	3,645,497	3,645,546	114	3,645,660
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			23	23			1,496,333	1,496,333	1,496,356	53	1,496,409

Net Income			77	77			5,560,173	5,560,173	5,560,250	179	5,560,429

Balance at March 31, 2008	40	$1,000	$179	$1,179	4,000,000	$110,008,074	$7,912,255	$117,920,329	117,921,508	$1,179	$117,922,687

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$(6,349,215)	$5,560,429
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(196,903,861)	(112,556,413)
Proceeds from securities sold and matured	100,999,525	74,000,000
Net accretion of discount on United States Treasury Obligations	(52,711)	(513,062)
Net realized gain on United States Treasury Obligations	(560)	-
Net change in unrealized gain on United States Treasury Obligations and futures	(696,016)	(1,496,409)
Change in operating receivables and liabilities:
Receivable for shares issued	195,224	-
Payable for securities purchased	(778)	-
Management fee payable	25,870	37,088
Other assets	-	(1,813)
Brokerage fee payable	(1,052)	-

Net cash used for operating activities	(102,783,574)	(34,970,180)

Cash flows from financing activities:
Proceeds from sale of Shares	90,860,246	35,239,484
Redemption of Shares	(50,636,646)	-

Net cash provided by financing activities	40,223,600	35,239,484

Net change in cash held by broker	(62,559,974)	269,304

Cash held by broker at beginning of period	67,132,379	3,993,952

Cash held by broker at end of period	$4,572,405	$4,263,256

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

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $ 206,662,539 (or 100%) and $172,568,890 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $ 5,021,681 (or 2.43%) and $4,960,900 (or 2.87%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions in DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $212,670 and $104,544, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $77,455 and $51,585, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $19,267 and $10,455, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $499 and $1,551, respectively.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements”(Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $5,021,681 and $4,960,900, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $5,000,000 notional of United States Treasury Obligations which was unpaid as of March 31, 2009. As a result, a payable for securities purchased is reported for $4,998,347. The Fund purchased $5,000,000 notional of United States Treasury Obligations which was unpaid as of December 31, 2008. As a result, a payable for securities purchased is reported for $4,999,125.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $4,572,405 and $67,132,379. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in an unrealized appreciation position of $5,127,855 and $4,442,665, respectively.

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

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$196,962,279

Currency futures Contracts (Level 1)	$5,127,855

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

The Fund and the Master Fund commenced investment operations on February 15, 2007. The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the on the NYSE Arca under the symbol “UDN”.

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Shares Sold	3,600,000	1,200,000	$90,860,246	$35,239,484

Shares Redeemed	(2,000,000)	-	(50,636,646)	-

Net Increase	1,600,000	1,200,000	$40,223,600	$35,239,484

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

	Three Months Ended
	March 31, 2009	March 31, 2008
Net Asset Value
Net asset value per Share, beginning of period	$26.17	$27.54
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.94)	1.80
Net investment income (loss)	(0.03)	0.14

Net income (loss)	(0.97)	1.94

Net asset value per Share, end of period	$25.20	$29.48

Market value per Share, beginning of period	$26.18	$27.58

Market value per Share, end of period	$25.20	$29.49

Ratio to average Shares*
Net investment income (loss)	(0.42)%	1.97%
Total expenses	0.54%	0.54%

Total Return, at net asset value **	(3.71)%	7.04%

Total Return, at market value **	(3.74)%	6.93%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

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

The Short Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in the DX Contracts which expires in March, June, September and December. The use of short positions in DX Contracts in the construction of the Short Index causes the Short Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies, or the Index Currencies, which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

Underlying Index	Total returns for the SHORT INDEX-TR
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DX Contract	(3.67)%	7.34%

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

Operating Activities

Net cash flow used for operating activities was $102.8 million and $35.0 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $196.9 million was paid to purchase United States Treasury Obligations and $101.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $112.6 million was paid to purchase United States Treasury Obligations and $74.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.7 million and by $1.5 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $40.2 million and $35.2 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $90.9 million and $35.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share decreased 3.74% from $26.18 per Share to $25.20 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $26.18 per Share (+0.00%) on January 8, 2009 to a low of $24.17 (-7.68%) per Share on March 2 and March 9, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 6.93% from $27.58 per Share to $29.49 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $27.50 per Share (-0.29%) on February 7, 2008 to a high of $29.80 per Share (+8.05%) on March 17, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 3.71% from $26.17 per Share to $25.20 per Share. Depreciation in the price of short DX Contracts during the Three Months Ended March 31, 2009 contributed to a 3.67% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended March 31, 2009 was $6.3 million, resulting from $0.1 million of interest income, net realized losses of $6.9 million, net unrealized gains of $0.7 million and operating expenses of $0.2 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 7.04% from $27.54 per Share to $29.48 per Share. Appreciation in price of the short DX contracts during the Three Months Ended March 31, 2008 contributed to a 7.34% increase in the level of the Short Index-TR.

Net income for the Three Months Ended March 31, 2008 was $5.5 million, resulting from $0.5 million of interest income, net realized gains of $3.6 million, net unrealized gains of $1.5 million and operating expenses of $0.1 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	June 2009	$3,770,935	1.87%	12
Aggregate/Total		$5,601,791	2.78%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2009	$3,105,634	1.80%	12
Aggregate/Total		$3,106,798	1.80%	12

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on May 6, 2008 which also contained this information. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on April 30, 2009, which also contained this information. Accordingly, Registration No. 333-150588-03 also acts as Post-Effective Amendment No. 3 to Registration No. 333-136574-04. The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended March 31, 2009, 3.6 million Shares were created for $90.9 million and 2.0 million Shares were redeemed for $50.6 million. On March 31, 2009, 8.2 million Shares of the Fund were outstanding for a market capitalization of $206.6 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	2,000,000	$25.32
Three Months Ended March 31, 2008	-	$-

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5