Form 10-Q
period 2009-06-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2009-07-31
CIK 1371531, 1371571, 1383150, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ✓  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   ✓

Indicate the number of outstanding Shares as of June 30, 2009: 9,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2009

			Page

PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS	1
		Consolidated Statements of Financial Condition June 30, 2009 (unaudited) and December 31, 2008	1
		Unaudited Consolidated Schedule of Investments June 30, 2009	2
		Consolidated Schedule of Investments December 31, 2008	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2009	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2009	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	30
	ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION		33

	Item 1.	Legal Proceedings	33
	Item 1A.	Risk Factors	33
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	Item 3.	Defaults Upon Senior Securities	33
	Item 4.	Submission of Matters to a Vote of Security Holders	33
	Item 5.	Other Information	33
	Item 6.	Exhibits	34

SIGNATURES			35

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $210,952,970 and $161,978,362, respectively)	$210,951,933	$161,995,035
Cash held by broker	4,098,294	165,510,945
Net unrealized appreciation (depreciation) on futures contracts	84,785	(15,866,250)

Deposits with broker	215,135,012	311,639,730

Total assets	$215,135,012	$311,639,730

Liabilities
Payable for Shares redeemed	$-	$4,943,718
Management fee payable	40,372	180,201
Brokerage fee payable	1,127	3,336

Total liabilities	$41,499	$5,127,255

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(44)	(11)

Total General shares	956	989

Shares:
Paid in capital - 9,000,000 and 12,400,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	172,331,348	259,300,938
Accumulated earnings	42,760,253	47,209,559

Total Shares	215,091,601	306,510,497

Total shareholders’ equity	215,092,557	306,511,486

Non-controlling interest in consolidated subsidiary - related party	956	989

Total Equity	215,093,513	306,512,475

Total liabilities and equity	$215,135,012	$311,639,730

Net asset value per share
General shares	$23.90	$24.73
Shares	$23.90	$24.72

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.075% due July 9, 2009	0.93%	$1,999,962	$2,000,000
U.S. Treasury Bills, 0.095% due July 16, 2009	0.93	1,999,910	2,000,000
U.S. Treasury Bills, 0.15% due July 23, 2009	15.80	33,997,518	34,000,000
U.S. Treasury Bills, 0.13% due August 13, 2009	48.34	103,979,824	104,000,000
U.S. Treasury Bills, 0.15% due September 3, 2009	5.11	10,997,162	11,000,000
U.S. Treasury Bills, 0.19% due September 10, 2009	6.97	14,995,125	15,000,000
U.S. Treasury Bills, 0.16% due September 17, 2009	4.65	9,996,060	10,000,000
U.S. Treasury Bills, 0.195% due September 24, 2009	15.34	32,986,372	33,000,000

Total United States Treasury Obligations (cost $210,952,970)	98.07%	$210,951,933

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (2,602 contracts, settlement date September 14, 2009)	0.04%	$84,785

Net Unrealized Appreciation on Futures Contracts	0.04%	$84,785

Net unrealized appreciation is comprised of unrealized gains of $352,605 and unrealized losses of $267,820.

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (3,625 contracts, settlement date March 16, 2009)	(5.18)%	$(15,866,250)

Net Unrealized Depreciation on Futures Contracts	(5.18)%	$(15,866,250)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income
Interest Income, net	$97,767	$1,385,580	$209,619	$2,019,399

Expenses
Management Fee	267,512	465,817	679,439	585,143
Brokerage Commissions and Fees	24,251	46,581	61,444	58,514

Total Expenses	291,763	512,398	740,883	643,657

Net investment income (loss)	(193,996)	873,182	(531,264)	1,375,742

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	4,531	(1,617)	5,423	8,412
Futures	(23,364,997)	1,426,830	(19,856,855)	(3,736,495)

Net realized gain (loss)	(23,360,466)	1,425,213	(19,851,432)	(3,728,083)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(18,380)	(28,668)	(17,711)	(15,006)
Futures	7,767,245	(5,637,220)	15,951,035	(7,302,200)

Net change in unrealized gain (loss)	7,748,865	(5,665,888)	15,933,324	(7,317,206)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(15,611,601)	(4,240,675)	(3,918,108)	(11,045,289)

Net Loss	$(15,805,597)	$(3,367,493)	$(4,449,372)	$(9,669,547)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	70	(5)	33	100

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$(15,805,527)	$(3,367,498)	$(4,449,339)	$(9,669,447)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$26	$1,026	9,800,000	$192,694,398	$58,565,710	$251,260,108	$251,261,134	$1,026	$251,262,160

Sale of Shares					2,800,000	68,577,292		68,577,292	68,577,292		68,577,292

Redemption of Shares					(3,600,000)	(88,940,342)		(88,940,342)	(88,940,342)		(88,940,342)

Net Loss:

Net investment loss			*	*			(193,996)	(193,996)	(193,996)	*	(193,996)

Net realized loss on United States Treasury Obligations and Futures			(124)	(124)			(23,360,218)	(23,360,218)	(23,360,342)	(124)	(23,360,466)

Net change in unrealized gain on United States Treasury Obligations and Futures			54	54			7,748,757	7,748,757	7,748,811	54	7,748,865

Net Loss			(70)	(70)			(15,805,457)	(15,805,457)	(15,805,527)	(70)	(15,805,597)

Balance at June 30, 2009	40	$1,000	$(44)	$956	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,092,557	$956	$215,093,513

*Amount is less than $1.00.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2008	40	$1,000	$(105)	$895	5,600,000	$132,608,442	$(7,269,864)	$125,338,578	$125,339,473	$895	$125,340,368

Sale of Shares					20,600,000	467,396,158		467,396,158	467,396,158		467,396,158

Redemption of Shares					(1,000,000)	(22,611,144)		(22,611,144)	(22,611,144)		(22,611,144)

Net Loss:

Net investment income			3	3			873,176	873,176	873,179	3	873,182

Net realized gain on United States Treasury Obligations and Futures			2	2			1,425,209	1,425,209	1,425,211	2	1,425,213

Net change in unrealized loss on United States Treasury Obligations and Futures			*	*			(5,665,888)	(5,665,888)	(5,665,888)	*	(5,665,888)

Net Income (Loss)			5	5			(3,367,503)	(3,367,503)	(3,367,498)	5	(3,367,493)

Balance at June 30, 2008	40	$1,000	$(100)	$900	25,200,000	$577,393,456	$(10,637,367)	$566,756,089	$566,756,989	$900	$566,757,889

*Amount is less than $1.00.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475

Sale of Shares					6,400,000	161,478,046		161,478,046	161,478,046		161,478,046

Redemption of Shares					(9,800,000)	(248,447,636)		(248,447,636)	(248,447,636)		(248,447,636)

Net Loss:

Net investment loss			(1)	(1)			(531,262)	(531,262)	(531,263)	(1)	(531,264)

Net realized loss on United States Treasury Obligations and Futures			(116)	(116)			(19,851,200)	(19,851,200)	(19,851,316)	(116)	(19,851,432)

Net change in unrealized gain on United States Treasury Obligations and Futures			84	84			15,933,156	15,933,156	15,933,240	84	15,933,324

Net Loss:			(33)	(33)			(4,449,306)	(4,449,306)	(4,449,339)	(33)	(4,449,372)

Balance at June 30, 2009	40	$1,000	$(44)	$956	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,092,557	$956	$215,093,513

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694	$1,000	$99,651,694

Sale of Shares					23,400,000	532,047,940		532,047,940	532,047,940		532,047,940

Redemption of Shares					(2,400,000)	(55,272,198)		(55,272,198)	(55,272,198)		(55,272,198)

Net Loss:

Net investment income			8	8			1,375,722	1,375,722	1,375,730	12	1,375,742

Net realized loss on United States Treasury Obligations and Futures			(47)	(47)			(3,727,943)	(3,727,943)	(3,727,990)	(93)	(3,728,083)

Net change in unrealized loss on United States Treasury Obligations and Futures			(10)	(10)			(7,317,177)	(7,317,177)	(7,317,187)	(19)	(7,317,206)

Net Loss			(49)	(49)			(9,669,398)	(9,669,398)	(9,669,447)	(100)	(9,669,547)

Balance at June 30, 2008	40	$1,000	$(100)	$900	25,200,000	$577,393,456	$(10,637,367)	$566,756,089	$566,756,989	$900	$566,757,889

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Loss	$(4,449,372)	$(9,669,547)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(610,742,137)	(702,763,778)
Proceeds from securities sold and matured	561,982,595	244,966,501

Net accretion of discount on United States Treasury Obligations	(209,644)	(1,987,128)
Net realized gain on United States Treasury Obligations	(5,423)	(8,412)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(15,933,324)	7,317,206
Change in operating receivables and liabilities:
Receivable for securities sold	-	(4,998,688)
Payable for Shares redeemed	(4,943,718)	4,498,064
Management fee payable	(139,829)	182,252
Other assets	-	(47,891)
Brokerage fee payable	(2,209)	-

Net cash used for operating activities	(74,443,061)	(462,511,421)

Cash flows from financing activities:
Proceeds from sale of Shares	161,478,046	532,047,940
Redemption of Shares	(248,447,636)	(55,272,198)

Net cash (used for) provided by financing activities	(86,969,590)	476,775,742

Net change in cash held by broker	(161,412,651)	14,264,321
Cash held by broker at beginning of period	165,510,945	2,673,775

Cash held by broker at end of period	$4,098,294	$16,938,096

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

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

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively).

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

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $215,135,012 (or 100%) and $311,639,730 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $5,883,122 (or 2.73%) and $9,642,500 (or 3.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions in DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $267,512 and $465,817, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $679,439 and $585,143, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $40,372 and $180,201, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $24,251 and $46,581, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $61,444 and $58,514, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $1,127 and $3,336, respectively.

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

(e)        United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $5,883,122 and $9,642,500, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)        Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $4,098,294 and $165,510,945, respectively, none of which and $15,866,250 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

(h)        Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation and depreciation position of $84,785 and $15,866,250, respectively.

(i)        Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j)        Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008.

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

(m)        Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$210,951,933	$161,995,035

Currency Futures Contracts (Level 1)	$84,785	$(15,866,250)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

[Remainder of page left blank intentionally.]

(c)         Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	2,800,000	20,600,000	$ 68,577,292	$467,396,158	6,400,000	23,400,000	$161,478,046	$532,047,940
Shares Redeemed	(3,600,000)	(1,000,000)	(88,940,342)	(22,611,144)	(9,800,000)	(2,400,000)	(248,447,636)	(55,272,198)

Net Increase/ (Decrease)	(800,000)	19,600,000	$(20,363,050)	$444,785,014	(3,400,000)	21,000,000	$(86,969,590)	$476,775,742

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

[Remainder of page left blank intentionally]

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$25.64	$22.38	$24.72	$23.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.72)	0.06	(0.77)	(1.37)
Net investment income (loss)	(0.02)	0.05	(0.05)	0.13

Net income (loss)	(1.74)	0.11	(0.82)	(1.24)
Net asset value per Share, end of period	$23.90	$22.49	$23.90	$22.49

Market value per Share, beginning of period	$25.64	$22.40	$24.69	$23.70

Market value per Share, end of period	$23.90	$22.49	$23.90	$22.49

Ratio to average Shares*
Net investment income (loss)	(0.36)%	0.92%	(0.39)%	1.16%

Total expenses	0.55%	0.54%	0.55%	0.54%

Total Return, at net asset value**	(6.79)%	0.49%	(3.32)%	(5.23)%

Total Return, at market value**	(6.79)%	0.40%	(3.20)%	(5.11)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The Fund adopted Statement No. 161 on January 1, 2009.

In May 2009, the Financial Accounting Standards Board released FASB Statement No. 165, Subsequent Events (Statement No. 165). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Fund adopted Statement No. 165 on June 30, 2009.

(12)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through July 31, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

General.

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

Performance Summary.

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX

Contract Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008

Underlying Index	Total returns for the LONG INDEX-TR
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DX Contract	-6.84%	0.70%	-3.08%	-5.45%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (the “Long Index”). The only difference between the Index and the Long Index is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index does include such a component. The difference between the Index and the Long Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the Long Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information regarding FASB Statement No. 157.

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

Operating Activities

Net cash flow used for operating activities was $74.4 million and $462.5 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $610.7 million was paid to purchase United States Treasury Obligations and $562.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $702.8 million was paid to purchase United States Treasury Obligations and $245.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $15.9 million and decreased by $7.3 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow (used for) and provided by financing activities was $(87.0) million and $476.8 million during the Six Months Ended June 30, 2009 and the Six Months Ended June 30, 2008, respectively. This included $161.5 million and $532.0 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and the Six Months Ended June 30, 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share decreased 6.79% from $25.64 per Share to $23.90 per Share. The Share price high and low for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a high of $25.97 per Share (+1.29%) on April 20, 2009 to a low of $23.45 per Share (-8.54%) on June 2, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 0.40% from $22.40 per Share to $22.49 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $22.23 per Share (-0.76%) on April 16, 2008 to a high of $22.99 per Share (+2.63%) on June 13, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share decreased 6.79% from $25.64 per Share to $23.90 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended June 30, 2009 contributed to a 6.84% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended June 30, 2009 was $15.8 million, resulting from $0.1 million of interest income, net realized losses of $23.3 million, net unrealized gains of $7.7 million and operating expenses of $0.3 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 0.49% from $22.38 per Share to $22.49 per Share. Appreciation in price of the long DX contracts during the Three Months Ended June 30, 2008 contributed to a 0.70% increase in the level of the Long Index-TR.

Net income for the Three Months Ended June 30, 2008 was $3.4 million, resulting from $1.4 million of interest income, net realized gains of $1.4 million, net unrealized losses of $5.7 million and operating expenses of $0.5 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share decreased 3.20% from $24.69 per Share to $23.90 per Share. The Share price high and low for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $26.75 per Share (+8.34%) on March 2 and March 9, 2009 to a low of $23.45 per Share (-5.02%) on June 2, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share decreased 5.11% from $23.70 per Share to $22.49 per Share. The Share price high and low for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $23.97 per Share (+1.14%) on February 7, 2008 to a low of $22.23 per Share (-6.20%) on April 16, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share decreased 3.32% from $24.72 per Share to $23.90 per Share. Depreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2009 contributed to a 3.08% decrease in the level of the Long Index-TR.

Net loss for the Six Months Ended June 30, 2009 was $4.4 million, resulting from $0.2 million of interest income, net realized losses of $19.8 million, net unrealized gains of $15.9 million and operating expenses of $0.7 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share decreased 5.23% from $23.73 per Share to $22.49 per Share. Depreciation in price of the long DX contracts during the Six Months Ended June 30, 2008 contributed to a 5.45% decrease in the level of the Long Index-TR.

Net loss for the Six Months Ended June 30, 2008 was $9.6 million, resulting from $2.0 million of interest income, net realized losses of $3.7 million, net unrealized losses of $7.3 million and operating expenses of $0.6 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	September 2009	$4,334,061	2.01%	9
Aggregate/Total		$5,592,721	2.60%	1

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2009	$5,286,051	1.72%	14
Aggregate/Total		$5,284,798	1.72%	14

* The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

For the Three Months Ended June 30, 2009, 2.8 million Shares were created for $68.6 million and 3.6 million Shares were redeemed for $88.9 million. On June 30, 2009, 9.0 million Shares of the Fund were outstanding for a market capitalization of $215.1 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	3,600,000	$24.71
Three Months Ended June 30, 2008	1,000,000	$22.61

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bullish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bullish Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

Dated: July 31, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5