Form 10-Q
period 2009-09-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2009-11-03
CIK 1371531, 1371571, 1383148, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2009: 12,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $307,940,630 and $100,992,318, respectively)	$307,971,776	$100,993,846
Cash held by broker	25,301,098	67,132,379
Net unrealized appreciation on futures contracts	2,586,005	4,442,665

Deposits with broker	335,858,879	172,568,890
Receivable for Shares issued	—	5,234,830

Total assets	$335,858,879	$177,803,720

Liabilities
Payable for securities purchased	$—	$4,999,125
Management fee payable	139,518	51,585
Brokerage fee payable	2,562	1,551

Total liabilities	$142,080	$5,052,261

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated earnings	119	47

Total General shares	1,119	1,047

Shares:
Paid in capital -12,000,000 and 6,600,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	319,582,626	176,334,854
Accumulated earnings (deficit)	16,131,935	(3,585,489)

Total Shares	335,714,561	172,749,365

Total shareholders’ equity	335,715,680	172,750,412

Non-controlling interest in consolidated subsidiary - related party	1,119	1,047

Total equity	335,716,799	172,751,459

Total liabilities and equity	$335,858,879	$177,803,720

Net asset value per share
General shares	$27.98	$26.18
Shares	$27.98	$26.17

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 8, 2009	11.92%	$39,999,880	$40,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	1.79	5,999,934	6,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	2.98	9,999,780	10,000,000
U.S. Treasury Bills, 0.145% due October 29, 2009	1.49	4,999,765	5,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	3.87	12,999,493	13,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	12.21	40,997,622	41,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	11.92	39,996,480	40,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	12.21	40,996,433	41,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	9.23	30,996,900	31,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	7.74	25,996,724	26,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	9.53	31,994,400	32,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	6.85	22,994,365	23,000,000

Total United States Treasury Obligations (cost $307,940,630)	91.74%	$307,971,776

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (4,246 contracts, settlement date November 24, 2009)*	0.77%	$2,586,005

Net Unrealized Appreciation on Futures Contracts	0.77%	$2,586,005

Net unrealized appreciation is comprised of unrealized gains of $2,699,125 and unrealized losses of $113,120.

*	Position represents futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$118,112	$334,141	$273,100	$1,200,892

Expenses
Management Fee	403,194	103,245	915,752	330,739
Brokerage Commissions and Fees	44,319	4,074	95,075	41,824

Total Expenses	447,513	107,319	1,010,827	372,563

Net investment income (loss)	(329,401)	226,822	(737,727)	828,329

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	4,750	11,085	6,472	25,961
Futures	10,645,765	(6,390,640)	22,275,865	(3,809,660)

Net realized gain (loss)	10,650,515	(6,379,555)	22,282,337	(3,783,699)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	31,875	5,415	29,618	(1,351)
Futures	3,062,740	(2,256,145)	(1,856,660)	(804,815)

Net change in unrealized gain (loss)	3,094,615	(2,250,730)	(1,827,042)	(806,166)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	13,745,130	(8,630,285)	20,455,295	(4,589,865)

Net Income (Loss)	$13,415,729	$(8,403,463)	$19,717,568	$(3,761,536)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(49)	93	(72)	(85)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$13,415,680	$(8,403,370)	$19,717,496	$(3,761,621)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2009	40	$1,000	$70	$1,070	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,985,444	$1,070	$288,986,514

Sale of Shares					2,600,000	72,156,930		72,156,930	72,156,930		72,156,930

Redemption of Shares					(1,400,000)	(38,842,374)		(38,842,374)	(38,842,374)		(38,842,374)

Net Income

Net investment loss			(1)	(1)			(329,399)	(329,399)	(329,400)	(1)	(329,401)

Net realized gain on United States Treasury Obligations and Futures			36	36			10,650,443	10,650,443	10,650,479	36	10,650,515

Net change in unrealized gain on United States Treasury Obligations and Futures			14	14			3,094,587	3,094,587	3,094,601	14	3,094,615

Net Income			49	49			13,415,631	13,415,631	13,415,680	49	13,415,729

Balance at September 30, 2009	40	$1,000	$119	$1,119	12,000,000	$319,582,626	$16,131,935	$335,714,561	$335,715,680	$1,119	$335,716,799

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2008	40	$1,000	$178	$1,178	2,600,000	$69,542,876	$6,993,755	$76,536,631	$76,537,809	$1,178	$76,538,987

Sale of Shares					3,000,000	85,069,622		85,069,622	85,069,622		85,069,622

Redemption of Shares					(1,800,000)	(50,094,808)		(50,094,808)	(50,094,808)		(50,094,808)

Net Loss

Net investment income			3	3			226,816	226,816	226,819	3	226,822

Net realized loss on United States Treasury Obligations and Futures			(117)	(117)			(6,379,321)	(6,379,321)	(6,379,438)	(117)	(6,379,555)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			21	21			(2,250,772)	(2,250,772)	(2,250,751)	21	(2,250,730)

Net Loss			(93)	(93)			(8,403,277)	(8,403,277)	(8,403,370)	(93)	(8,403,463)

Balance at September 30, 2008	40	$1,000	$85	$1,085	3,800,000	$104,517,690	$(1,409,522)	$103,108,168	$103,109,253	$1,085	$103,110,338

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459

Sale of Shares					10,200,000	269,333,168		269,333,168	269,333,168		269,333,168

Redemption of Shares					(4,800,000)	(126,085,396)		(126,085,396)	(126,085,396)		(126,085,396)

Net Income

Net investment loss			(2)	(2)			(737,723)	(737,723)	(737,725)	(2)	(737,727)

Net realized gain on United States Treasury Obligations and Futures			65	65			22,282,207	22,282,207	22,282,272	65	22,282,337

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			9	9			(1,827,060)	(1,827,060)	(1,827,051)	9	(1,827,042)

Net Income			72	72			19,717,424	19,717,424	19,717,496	72	19,717,568

Balance at September 30, 2009	40	$1,000	$119	$1,119	12,000,000	$319,582,626	$16,131,935	$335,714,561	$335,715,680	$1,119	$335,716,799

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774	$1,000	$77,122,774

Sale of Shares					4,800,000	137,941,520		137,941,520	137,941,520		137,941,520

Redemption of Shares					(3,800,000)	(108,192,420)		(108,192,420)	(108,192,420)		(108,192,420)

Net Loss

Net investment income			10	10			828,302	828,302	828,312	17	828,329

Net realized loss on United States Treasury Obligations and Futures			(84)	(84)			(3,783,596)	(3,783,596)	(3,783,680)	(19)	(3,783,699)

Net change in unrealized gain on United States Treasury Obligations and Futures			57	57			(806,310)	(806,310)	(806,253)	87	(806,166)

Net Loss			(17)	(17)			(3,761,604)	(3,761,604)	(3,761,621)	85	(3,761,536)

Balance at September 30, 2008	40	$1,000	$85	$1,085	3,800,000	$104,517,690	$(1,409,522)	$103,108,168	$103,109,253	$1,085	$103,110,338

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$19,717,568	$(3,761,536)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(816,664,463)	(259,017,268)
Proceeds from securities sold and matured	609,995,723	275,914,006
Net accretion of discount on United States Treasury Obligations	(273,100)	(1,140,329)
Net realized gain on United States Treasury Obligations	(6,472)	(25,961)
Net change in unrealized loss on United States Treasury Obligations and futures	1,827,042	806,166
Change in operating receivables and liabilities:
Receivable for securities sold	—	(4,995,250)
Payable for securities purchased	(4,999,125)	—
Payable for Shares redeemed	—	5,426,746
Receivable for Shares issued	5,234,830	—
Management fee payable	87,933	30,088
Other assets	—	(701)
Brokerage fee payable	1,011	—

Net cash provided by (used for) operating activities	(185,079,053)	13,235,961

Cash flows from financing activities:
Proceeds from sale of Shares	269,333,168	137,941,520
Redemption of Shares	(126,085,396)	(108,192,420)

Net cash provided by financing activities	143,247,772	29,749,100

Net change in cash held by broker	(41,831,281)	42,985,061
Cash held by broker at beginning of period	67,132,379	3,993,952

Cash held by broker at end of period	$25,301,098	$46,979,013

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively).

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $335,858,879 (or 100%) and $172,568,890 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,776,616 (or 2.02%) and $4,960,900 (or 2.87%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions in DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $403,194 and $103,245, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $915,752 and $330,739, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $139,518 and $51,585, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $44,319 and $4,074, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $95,075 and $41,824, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $2,562 and $1,551, respectively.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

Financial Accounting Standards Board, (FASB), fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $6,776,616 and $4,960,900, respectively, which is restricted and held against initial margin of the open futures contracts. As of December 31, 2008, the Fund purchased $5,000,000 notional of United States Treasury Obligations which was unpaid. As a result, a payable for securities purchased is reported for $4,999,125.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $25,301,098 and $67,132,379, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $2,586,005 and $4,442,665, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(l)	Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Neither the Fund nor its Master Fund are, or will be, responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$307,971,776	$100,993,846
Currency Futures Contracts (Level 1)	$2,586,005	$4,442,665

There were no Level 2 or Level 3 holdings as of September 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c)	Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	2,600,000	3,000,000	$72,156,930	$85,069,622	10,200,000	4,800,000	$269,333,168	$137,941,520
Shares Redeemed	(1,400,000)	(1,800,000)	(38,842,374)	(50,094,808)	(4,800,000)	(3,800,000)	(126,085,396)	(108,192,420)

Net Increase	1,200,000	1,200,000	$33,314,556	$34,974,814	5,400,000	1,000,000	$143,247,772	$29,749,100

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

[Remainder of page left blank intentionally.]

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$26.76	$29.44	$26.17	$27.54
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.25	(2.39)	1.89	(0.68)
Net investment income (loss)	(0.03)	0.08	(0.08)	0.27

Net income (loss)	1.22	(2.31)	1.81	(0.41)
Net asset value per Share, end of period	$27.98	$27.13	$27.98	$27.13

Market value per Share, beginning of period	$26.75	$29.45	$26.18	$27.58

Market value per Share, end of period	$27.93	$26.97	$27.93	$26.97

Ratio to average Shares*
Net investment income (loss)	(0.40)%	1.09%	(0.40)%	1.25%

Total expenses	0.55%	0.51%	0.55%	0.56%

Total Return, at net asset value **	4.56%	(7.85)%	6.92%	(1.49)%

Total Return, at market value **	4.41%	(8.42)%	6.68%	(2.21)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 2, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Please see http://dbfunds.db.com/udn/weights.aspx with respect to the most recently available weighted composition of the UDN Fund and http://dbfunds.db.com/udn/index.aspx with respect to the composition of the UDN Fund’s index on the Base Date.

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

Index Rolls and Rebalancing.

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

There are no regularly scheduled adjustments or rebalancings of the USDX. The USDX has only been adjusted once, when the Euro was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

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

Performance Summary.

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Short Index) and Underlying DX Contract Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DX Contract	5.07%	(8.01)%	7.91%	(1.15)%

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow (used for) and provided by operating activities was $(185.1) million and $13.2 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $816.7 million was paid to purchase United States Treasury Obligations and $610.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $259.0 million was paid to purchase United States Treasury Obligations and $275.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $1.8 million and by $0.8 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $143.2 million and $29.7 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $269.3 million and $137.9 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

[Remainder of page left blank intentionally.]

COMPARISON OF UDN, UDNNAV AND USDDNX FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. - “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 4.41% from $26.75 per Share to $27.93 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $26.56 per Share (-0.71%) on July 7, 2009 to a high of $28.18 per Share (+5.35%) on September 22, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 8.42% from $29.45 per Share to $26.97 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $29.79 per Share (+1.15%) on July 15, 2008 to a low of $26.63 per Share (-9.58%) on September 11, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 4.56% from $26.76 per Share to $27.98 per Share. Appreciation in the price of the short DX Contracts during the Three Months Ended September 30, 2009 contributed to a 5.07% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2009 was $13.4 million, resulting from $0.1 million of interest income, net realized gains of $10.6 million, net unrealized gains of $3.1 million, and operating expenses of $0.4 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 7.85% from $29.44 per Share to $27.13 per Share. Depreciation in value of the short DX contracts during the Three Months Ended September 30, 2008 contributed to an 8.01% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended September 30, 2008 was $8.4 million, resulting from $0.3 million of interest income, net realized and unrealized losses of $8.6 million, and operating expenses of $0.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 6.68% from $26.18 per Share to $27.93 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $24.17 per Share (-7.68%) on March 2 and on March 9, 2009 to a high of $28.18 per Share (+7.64%) on September 22, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 2.21% from $27.58 per Share to $26.97 per Share. The Share price high and low for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $29.80 per Share (+8.05%) on March 17, 2008 to a low of $26.63 per Share (-3.44%) on September 11, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 6.92% from $26.17 per Share to $27.98 per Share. Appreciation in the price of the short DX Contracts during the Nine Months Ended September 30, 2009 contributed to a 7.91% increase in the level of the Short Index-TR.

Net income for the Nine Months Ended September 30, 2009 was $19.7 million, resulting from $0.2 million of interest income, net realized gains of $22.3 million, net unrealized losses of $1.8 million, and operating expenses of $1.0 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share decreased 1.49% from $27.54 per Share to $27.13 per Share. Depreciation in price of the short DX contracts during the Nine Months Ended September 30, 2008 contributed to a 1.15% decrease in the level of the Short Index-TR.

Net loss for the Nine Months Ended September 30, 2008 was $3.8 million, resulting from $1.2 million of interest income, net realized and unrealized losses of $4.6 million, and operating expenses of $0.4 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	November 2009	$6,652,217	1.98%	10
Aggregate/Total		$7,974,589	2.38%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2009	$3,105,634	1.80%	12
Aggregate/Total		$3,106,798	1.80%	12

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back.

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

For the Three Months Ended September 30, 2009, 2.6 million Shares were created for $72.2 million and 1.4 million Shares were redeemed for $38.8 million. On September 30, 2009, 12.0 million Shares of the Fund were outstanding for a market capitalization of $335.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	1,400,000	$27.74
Three Months Ended September 30, 2008	1,800,000	$27.83

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/s/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 2, 2009	By:	/s/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1