Form 10-Q
period 2009-09-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2009-11-03
CIK 1371531, 1371571, 1383150, 1383151

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

Indicate the number of outstanding Shares as of September 30, 2009: 22,000,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $491,903,859 and $161,978,362, respectively)	$491,947,869	$161,995,035
Cash held by broker	12,561,525	165,510,945
Net unrealized depreciation on futures contracts	(3,336,515)	(15,866,250)

Deposits with broker	501,172,879	311,639,730

Total assets	$501,172,879	$311,639,730

Liabilities
Payable for Shares redeemed	$—	$4,943,718
Management fee payable	167,800	180,201
Brokerage fee payable	1,814	3,336

Total liabilities	$169,614	$5,127,255

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(89)	(11)

Total General shares	911	989

Shares:
Paid in capital - 22,000,000 and 12,400,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	472,448,568	259,300,938
Accumulated earnings	28,552,875	47,209,559

Total Shares	501,001,443	306,510,497

Total shareholders’ equity	501,002,354	306,511,486

Non-controlling interest in consolidated subsidiary - related party	911	989

Total equity	501,003,265	306,512,475

Total liabilities and equity	$501,172,879	$311,639,730

Net asset value per share
General shares	$22.78	$24.73
Shares	$22.77	$24.72

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 8, 2009	0.40%	$1,999,994	$2,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	0.40	1,999,978	2,000,000
U.S. Treasury Bills, 0.04% due October 22, 2009	1.80	8,999,802	9,000,000
U.S. Treasury Bills, 0.145% due October 29, 2009	2.39	11,999,436	12,000,000
U.S. Treasury Bills, 0.18% due November 5, 2009	6.39	31,998,752	32,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	29.74	148,991,358	149,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	11.77	58,994,808	59,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	5.39	26,997,651	27,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	8.58	42,995,700	43,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	2.99	14,998,110	15,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	20.16	100,982,325	101,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	8.18	40,989,955	41,000,000

Total United States Treasury Obligations (cost $491,903,859)	98.19%	$491,947,869

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (6,323 contracts, settlement date November 24, 2009)	(0.67)%	$(3,336,515)

Net Unrealized Depreciation on Futures Contracts	(0.67)%	$(3,336,515)

Net unrealized depreciation is comprised of unrealized losses of $3,755,610 and unrealized gains of $419,095.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$118,553	$2,720,387	$328,172	$4,739,786

Expenses
Management Fee	366,392	826,470	1,045,831	1,411,613
Brokerage Commissions and Fees	66,639	82,647	128,083	141,161

Total Expenses	433,031	909,117	1,173,914	1,552,774

Net investment income (loss)	(314,478)	1,811,270	(845,742)	3,187,012

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,692	242,582	7,115	250,994
Futures	(10,518,430)	37,933,800	(30,375,285)	34,197,305

Net realized gain (loss)	(10,516,738)	38,176,382	(30,368,170)	34,448,299

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	45,048	673,471	27,337	658,465
Futures	(3,421,300)	2,196,090	12,529,735	(5,106,110)

Net change in unrealized gain (loss)	(3,376,252)	2,869,561	12,557,072	(4,447,645)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(13,892,990)	41,045,943	(17,811,098)	30,000,654

Net Income (Loss)	$(14,207,468)	$42,857,213	$(18,656,840)	$33,187,666

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	45	(75)	78	25

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$(14,207,423)	$42,857,138	$(18,656,762)	$33,187,691

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2009	40	$1,000	$(44)	$956	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,092,557	$956	$215,093,513

Sale of Shares					14,800,000	342,343,806		342,343,806	342,343,806		342,343,806

Redemption of Shares					(1,800,000)	(42,226,586)		(42,226,586)	(42,226,586)		(42,226,586)

Net Loss

Net investment loss			(1)	(1)			(314,476)	(314,476)	(314,477)	(1)	(314,478)

Net realized loss on United States Treasury Obligations and Futures			(25)	(25)			(10,516,688)	(10,516,688)	(10,516,713)	(25)	(10,516,738)

Net change in unrealized loss on United States Treasury Obligations and Futures			(19)	(19)			(3,376,214)	(3,376,214)	(3,376,233)	(19)	(3,376,252)

Net Loss			(45)	(45)			(14,207,378)	(14,207,378)	(14,207,423)	(45)	(14,207,468)

Balance at September 30, 2009	40	$1,000	$(89)	$911	22,000,000	$472,448,568	$28,552,875	$501,001,443	$501,002,354	$911	$501,003,265

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2008	40	$1,000	$(100)	$900	25,200,000	$577,393,456	$(10,637,367)	$566,756,089	$566,756,989	$900	$566,757,889

Sale of Shares					15,000,000	357,147,202		357,147,202	357,147,202		357,147,202

Redemption of Shares					(15,600,000)	(367,118,938)		(367,118,938)	(367,118,938)		(367,118,938)

Net Income

Net investment income			3	3			1,811,264	1,811,264	1,811,267	3	1,811,270

Net realized gain on United States Treasury Obligations and Futures			37	37			38,176,308	38,176,308	38,176,345	37	38,176,382

Net change in unrealized gain on United States Treasury Obligations and Futures			35	35			2,869,491	2,869,491	2,869,526	35	2,869,561

Net Income			75	75			42,857,063	42,857,063	42,857,138	75	42,857,213

Balance at September 30, 2008	40	$1,000	$(25)	$975	24,600,000	$567,421,720	$32,219,696	$599,641,416	$599,642,391	$975	$599,643,366

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475

Sale of Shares					21,200,000	503,821,852		503,821,852	503,821,852		503,821,852

Redemption of Shares					(11,600,000)	(290,674,222)		(290,674,222)	(290,674,222)		(290,674,222)

Net Loss

Net investment loss			(2)	(2)			(845,738)	(845,738)	(845,740)	(2)	(845,742)

Net realized loss on United States Treasury Obligations and Futures			(141)	(141)			(30,367,888)	(30,367,888)	(30,368,029)	(141)	(30,368,170)

Net change in unrealized gain on United States Treasury Obligations and Futures			65	65			12,556,942	12,556,942	12,557,007	65	12,557,072

Net Loss			(78)	(78)			(18,656,684)	(18,656,684)	(18,656,762)	(78)	(18,656,840)

Balance at September 30, 2009	40	$1,000	$(89)	$911	22,000,000	$472,448,568	$28,552,875	$501,001,443	$501,002,354	$911	$501,003,265

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694	$1,000	$99,651,694

Sale of Shares					38,400,000	889,195,142		889,195,142	889,195,142		889,195,142

Redemption of Shares					(18,000,000)	(442,391,136)		(422,391,136)	(422,391,136)		(422,391,136)

Net Income (Loss)

Net investment income			11	11			3,186,986	3,186,986	3,186,997	15	3,187,012

Net realized gain (loss) on United States Treasury Obligations and Futures			(10)	(10)			34,448,365	34,448,365	34,448,355	(56)	34,448,299

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			25	25			(4,447,686)	(4,447,686)	(4,447,661)	16	(4,447,645)

Net Income (Loss)			26	26			33,187,665	33,187,665	33,187,691	(25)	33,187,666

Balance at September 30, 2008	40	$1,000	$(25)	$975	24,600,000	$547,421,720	$32,219,696	$599,641,416	$599,642,391	$975	$599,643,366

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by operating activities:
Net Income (Loss)	$(18,656,840)	$33,187,666
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(1,112,570,302)	(1,541,094,634)
Proceeds from securities sold and matured	782,980,180	1,087,251,425
Net accretion of discount on United States Treasury Obligations	(328,260)	(4,646,311)
Net realized gain on United States Treasury Obligations	(7,115)	(250,994)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(12,557,072)	4,447,645
Change in operating receivables and liabilities:
Receivable for Shares issued	—	(9,990,500)
Payable for Shares redeemed	(4,943,718)	9,750,268
Management fee payable	(12,401)	568,003
Other assets	—	(105,097)
Brokerage fee payable	(1,522)	—

Net cash used for operating activities	(366,097,050)	(420,882,529)

Cash flows from financing activities:
Proceeds from sale of Shares	503,821,852	889,195,142
Redemption of Shares	(290,674,222)	(422,391,136)

Net cash provided by financing activities	213,147,630	466,804,006

Net change in cash held by broker	(152,949,420)	45,921,477
Cash held by broker at beginning of period	165,510,945	2,673,775

Cash held by broker at end of period	$12,561,525	$48,595,252

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $501,172,879 (or 100%) and $311,639,730 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,091,508 (or 2.01%) and $9,642,500 (or 3.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions in DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $366,392 and $826,470, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $1,045,831 and $1,411,613, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $167,800 and $180,201, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $66,639 and $82,647, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $128,083 and $141,161, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $1,814 and $3,336, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $10,091,508 and $9,642,500, respectively, which is restricted and held against initial margin of the open futures contracts.

(f) Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $12,561,525 and $165,510,945, respectively, of which $3,336,515 and $15,866,250 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $3,336,515 and $15,866,250, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$491,947,869	$161,995,035

Currency Futures Contracts (Level 1)	$(3,336,515)	$(15,866,250)

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	14,800,000	15,000,000	$342,343,806	$357,147,202	21,200,000	38,400,000	$503,821,852	$889,195,142
Shares Redeemed	(1,800,000)	(15,600,000)	(42,226,586)	(367,118,938)	(11,600,000)	(18,000,000)	(290,674,222)	(442,391,136)

Net Increase/(Decrease)	13,000,000	(600,000)	$(300,117,220)	$(9,971,736)	9,600,000	20,400,000	$213,147,630	$446,804,006

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

[Remainder of page left blank intentionally]

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Asset Value
Net asset value per Share, beginning of period	$23.90	$22.49	$24.72	$23.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.11)	1.83	(1.88)	0.45
Net investment income (loss)	(0.02)	0.06	(0.07)	0.20

Net income (loss)	(1.13)	1.89	(1.95)	0.65
Net asset value per Share, end of period	$22.77	$24.38	$22.77	$24.38

Market value per Share, beginning of period	$23.90	$22.49	$24.69	$23.70

Market value per Share, end of period	$22.79	$24.44	$22.79	$24.44

Ratio to average Shares*
Net investment income (loss)	(0.43)%	1.09%	(0.40)%	1.12%

Total expenses	0.59%	0.55%	0.56%	0.55%

Total Return, at net asset value **	(4.73)%	8.40%	(7.89)%	2.74%

Total Return, at market value **	(4.64)%	8.67%	(7.70)%	3.12%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The section “Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index) and Underlying DX Contract Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank US Dollar Index (USDX®) Futures Index – Total Return (Long Index)

and Underlying DX Contract Returns for the Three Months Ended September 30, 2009 and 2008

and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DX Contract	-4.97%	8.76%	-7.90%	2.83%

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

Operating Activities

Net cash flow used for operating activities was $366.1 million and $420.9 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $1,112.6 million was paid to purchase United States Treasury Obligations and $783.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $1,541.1 million was paid to purchase United States Treasury Obligations and $1,087.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $12.6 million and decreased by $4.4 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $213.1 million and $466.8 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $503.8 million and $889.2 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and the 2008, respectively.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 4.64% from $23.90 per Share to $22.79 per Share. The Share price high and low for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a high of $24.05 per Share (+0.63%) on July 7, 2009 to a low of $22.60 per Share (-5.44%) on September 22, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 8.67% from $22.49 per Share to $24.44 per Share. The Share price low and high for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a low of $22.27 per Share (-0.98%) on July 15, 2008 to a high of $24.80 per Share (+10.27%) on September 11, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 4.73% from $23.90 per Share to $22.77 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended September 30, 2009 contributed to a 4.97% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended September 30, 2009 was $14.2 million, resulting from $0.1 million of interest income, net realized losses of $10.5 million, net unrealized losses of $3.4 million, and operating expenses of $0.4 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share increased 8.40% from $22.49 per Share to $24.38 per Share. Strong appreciation in price of the long DX contracts during the Three Months Ended September 30, 2008 contributed to an 8.76% increase in the level of the Long Index-TR.

Net income for the Three Months Ended September 30, 2008 was $42.8 million, resulting from $2.7 million of interest income, net realized and unrealized gains of $41.0 million, and operating expenses of $0.9 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 7.70% from $24.69 per Share to $22.79 per Share. The Share price high and low for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $26.75 per Share (+8.34%) on March 2 and on March 9, 2009 to a low of $22.60 per Share (-8.46%) on September 22, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 3.12% from $23.70 per Share to $24.44 per Share. The Share price low and high for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $22.23 per Share (-6.20%) on April 16, 2008 to a high of $24.80 per Share (+4.64%) on September 11, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share decreased 7.89% from $24.72 per Share to $22.77 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2009 contributed to a 7.90% decrease in the level of the Long Index-TR.

Net loss for the Nine Months Ended September 30, 2009 was $18.7 million, resulting from $0.3 million of interest income, net realized losses of $30.4 million, net unrealized gains of $12.6 million, and operating expenses of $1.2 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share increased 2.74% from $23.73 per Share to $24.38 per Share. Appreciation in price of the long DX contracts during the Nine Months Ended September 30, 2008 contributed to a 2.83% increase in the level of the Long Index-TR.

Net income for the Nine Months Ended September 30, 2008 was $33.1 million, resulting from $4.7 million of interest income, net realized and unrealized gains of $30.0 million, and operating expenses of $1.6 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	November 2009	$9,805,418	1.96%	7
Aggregate/Total		$10,075,132	2.01%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Dollar Long	March 2009	$5,286,051	1.72%	14
Aggregate/Total		$5,284,798	1.72%	14

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures – except for those disclosures that are statements of historical fact – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

For the Three Months Ended September 30, 2009, 14.8 million Shares were created for $342.3 million and 1.8 million Shares were redeemed for $42.2 million. On September 30, 2009, 22.0 million Shares of the Fund were outstanding for a market capitalization of $501.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	1,800,000	$23.46
Three Months Ended September 30, 2008	15,600,000	$23.53

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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