Form 10-K
period 2009-12-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-02-24
CIK 1371531, 1371571, 1383148, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $288,900,000

Number of Common Units of Beneficial Interest outstanding as of February 8, 2010: 9,200,000

iii

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

iv

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

Fund Investment Overview

The Master Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The USDX® mark is a registered service mark owned by ICE Futures U.S., Inc.

As of the date of this Report, the DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contracts holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Funds to gain full or partial exposure to the DX Contracts, the Funds may:

•	invest in a different month DX Contract other than the specific DX Contract that was originally required by the Index, or

•	invest in another futures contract substantially similar to the DX Contracts, if available, or

•	invest in the futures contracts referencing the Index Currencies, or

•	invest in a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such above instruments tend to exhibit trading prices that correlate with the DX Contract.

The Fund, through its Master Fund, establishes short positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. In turn, the Master Fund seeks to track the Index by establishing short positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $320,022,426 (or 100%) and $172,568,890 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,739,908 (or 2.11%) and $4,960,900 (or 2.87%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

Index Description

The Index is designed to reflect the changes in market value over time, whether positive or negative, from investing in the first to expire the DX Contracts whose changes in market value over time, whether positive or negative, in turn, are tied to the USDX®. The first to expire DX Contracts are the futures contracts that expire in March, June, September and December. DX Contracts are traded exclusively through ICE Futures U.S., under the symbol “DX.”

The changes in market value over time, whether positive or negative, of DX Contracts are related to the Index Currencies. (Although the Index tracks the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts, the closing level of the Index is in effect, and in part, a reflection of the changes, whether positive or negative, in the level of the U.S. dollar relative to a basket of the underlying Index Currencies.) The Index Currencies are Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Index Currencies represent the currencies of the major trading partners of the U.S. (and represent the currencies of 17 countries, 12 countries of the Euro zone plus five other countries).

The USDX® is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as the base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

The fair value of DX Contracts is based on foreign exchange futures prices for the underlying Index Currencies. The fair value of DX Contracts is calculated in the same way as a spot index. DX Contracts, similar to single currency futures contracts, will trade at a forward premium or discount based on the interest rate differential between the U.S. dollar and the Index Currencies.

Volatility of the USDX® has been historically comparable in range and variability to a broad-based, multi-capitalization stock index future. The DX Contract price is sized at $1,000 times the USDX® closing level. Thus, if the USDX® closing level is 100.00, the DX Contract will be valued $100,000. If the USDX® closing level is 112.50, each DX Contract will have a $112,500 value.

The sponsor of the Short Index is Deutsche Bank AG London (the “Index Sponsor”).

USDX® Composition

The Index reflects the changes in market value over time, whether positive or negative, of a short position of the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

The USDX® provides a general indication of the international value of the U.S. dollar and is composed of notional amounts of each of the Index Currencies. The notional amounts of each Index Currency included in the USDX® are weighted to reflect the currencies of the largest trading partners of the U.S. These largest trading partners constitute the bulk of international trade with the United States and have well-developed foreign exchange markets with rates freely determined by market participants. In addition, many currencies not included in the USDX® move in close correlation with those that are included. The USDX® is computed 24 hours a day, seven days a week based on exchange rates supplied to Reuters by some 500 banks worldwide.

The following table reflects the index base weights (the “Index Base Weights”), of each Index Currency as of March 1973 with respect to the USDX®:

Index Currency	Index Base Weight (%)
Euro	57.60
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60

Closing Level at Inception:	100.00

The USDX® has been calculated since inception in March 1973. The closing level at inception was 100.00.

The Euro was included in the USDX® in 1999 and replaced the following currencies that were originally included in the USDX®: Belgian Franc, Dutch Guilder, German Mark, French Franc and Italian Lira.

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of a short position of the first to expire DX Contract relative to the value of the dollar as of December 31, 1986, or Base Date, which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

The Index Sponsor calculates the closing level of the Index on both an excess return basis and a total return basis. The excess return index reflects the changes in market value over time, whether positive or negative, of the DX Contracts. The total return is the sum of the changes in market value over time, whether positive or negative, of the DX Contracts plus the return of 3-month U.S. Treasury bills. The closing levels of the Index have been calculated using historic exchange closing price data of the DX Contracts since the Base Date.

The use of short positions on DX Contracts in the construction of the Short Index causes the Short Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the short DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

Since the Base Date, the Short Index closing level has ranged on a daily basis from as high as 153.28 on April 22, 2008 to as low as 91.91 on July 5, 2001. Past Index levels are not necessarily indicative of future Index levels.

Index Rolls and Rebalancing of the USDX®

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

There are no regularly scheduled adjustments or rebalancings of the USDX®. The USDX® has only been adjusted once, when the Euro, as noted above, was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”)1 monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

[1]	From February 15, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.50% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

Pursuant to the Trust Agreements, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical, to the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Currencies, DX Contracts, or due to other extraordinary circumstances.

The DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contracts holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund, and in turn, increasing the Fund’s tracking error with respect to the Index.

If speculative position limits are applied to the DX Contracts and the Fund approaches or reaches such speculative position limits, the Fund may potentially increase its tracking error with respect to the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the DX Contracts, the Fund may:

•	invest in a different month DX Contract other than the specific DX Contract that was originally required by the Index, or

•	invest in another futures contract substantially similar to the DX Contracts, if available, or

•	invest in the futures contracts referencing the Index Currencies, or

•	invest in a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such above instruments tend to exhibit trading prices that correlate with the DX Contract. Any of the above substitute instruments may potentially increase tracking error between the Fund and the Index.

Furthermore, the Fund is not able to replicate exactly the changes in the level of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund is Not Actively Managed and Will Track the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. For example, if the DX Contracts owned by the Master Fund are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

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

Certain investors who decide to invest in both the Shares and Bullish Fund Shares may, nevertheless, suffer losses if the investor’s investment mix between the Shares and the Bullish Fund Shares is biased in one direction and the market price of the DX Contracts moves in the opposite direction. Additionally, investors should not invest in equal amounts in both the Fund and the Bullish Fund simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund or the Master Fund Since January 2006, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage investment vehicles such as the Fund and the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage investment vehicles such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

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

Fewer Representative Index Currencies May Result In Greater Index Volatility.

The changes in market value over time, whether positive or negative, of DX Contracts is linked to the USDX®. The USDX® is comprised of only six Index Currencies. Accordingly, the USDX® is concentrated in terms of the number of currencies represented. You should be aware that other currency indexes are more diversified in terms of the number of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in the USDX®, and in turn, the changes in market value of the underlying DX Contracts, under specific market conditions and over time.

Short Selling Theoretically Exposes the Master Fund to Unlimited Losses.

Investors may invest in either or both of the Fund and the Bullish Fund, the second series established by the Trust, which invests into the PowerShares DB US Dollar Index Bullish Master Fund (the “Bullish Master Fund”).

The Bullish Master Fund establishes long positions on DX Contracts. The price of these DX Contracts is linked to the USDX®. The Bullish Master Fund will profit if the USDX® rises (i.e., the value of the U.S. dollar rises relative to the Index Currencies) and the Bullish Master Fund will suffer loss if the USDX® falls (i.e., the value of the U.S. dollar falls relative to the Index Currencies). Because the value of the U.S. dollar relative to the Index Currencies cannot fall below zero, the Bullish Master Fund’s exposure to loss is limited to the notional value of the DX Contracts at the time of establishment.

By contrast, the Master Fund establishes short positions on DX Contracts. The price of these DX Contracts is linked to the USDX®. The Master Fund will profit if the USDX® falls (i.e., the value of the U.S. dollar falls relative to the Index Currencies) and the Master Fund will suffer loss if the USDX® rises (i.e., the value of the U.S. dollar rises relative to the Index Currencies). Because the value of the USDX® could, in theory, rise infinitely, a short position in DX Contracts exposes the Master Fund to theoretically unlimited liability.

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

Although past Index levels are not necessarily indicative of future Index levels, the Short Index and the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess ReturnTM, or Long Index, which is tracked by the Bullish Fund, have experienced unusually long peak-to-valley drawdown periods.

As of December 31, 2009, the closing level of the Long Index experienced a peak-to-valley drawdown of (45.39)% during the period from December 1986—March 2008.

As of December 31, 2009, the closing level of the Short Index experienced a peak-to-valley drawdown of (36.82)% during the period from June 1995—January 2002.

During the period from June 1995—January 2002, both the Long Index and Short Index experienced drawdown periods simultaneously.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

	Volatility
Volatility Type	Long Index	Short Index
Daily volatility over full history	8.96%	8.91%
Average rolling 3-month daily volatility	8.65%	8.58%
Monthly return volatility	8.86%	8.77%
Average annual volatility	8.83%	8.75%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009*	11.39%	9.55%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum.2 Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.08% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 9, 2010. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

[2]

From February 15, 2007 through January 3, 2010, the Management Fee payable by the Master Fund was 0.50% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open foreign exchange futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open foreign exchange futures contracts on the date when the net asset value is being calculated. However, if a foreign exchange futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange or otherwise), the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such foreign exchange futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a foreign exchange futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree. Although the DX Contracts that the Master Fund will invest in are not currently subject to “daily limits,” the terms and conditions of these contracts may change in the future, and thus, may subject the Fund to the above-described risks.

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

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Index Currencies simultaneously or in an uncoordinated manner, the demand for Index Currencies might not be sufficient to accommodate the sudden increase in the supply of certain Index Currencies to the market. Consequently, the price of an Index Currency may appreciate, which may materially and adversely affect the market value of the DX Contract, which would then negatively impact the Shares.

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

Market Information

The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “UDN.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$26.18	$24.17
June 30, 2009	$27.23	$24.88
September 30, 2009	$28.18	$26.56
December 31, 2009	$28.86	$27.42

Quarter ended	High	Low
March 31, 2008	$29.80	$27.50
June 30, 2008	$29.75	$28.72
September 30, 2008	$29.79	$26.63
December 31, 2008	$26.95	$24.20

Holders

As of December 31, 2009, the Fund had 55,064 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the year ended December 31, 2009.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-04) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-03) was declared effective on May 6, 2008 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. The Registrant’s Registration Statement on Form S-3 (Registration No. 333-162819-04) was declared effective on November 12, 2009 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. The Registrant’s Registration Statement on Form S-3 (Registration No. 333-163552-04) was declared effective on January 4, 2010 with information with respect to the use of proceeds from the sale of Shares being disclosed therein and also acts as Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-162819-04), Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-150588-03) and Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-136574-04). The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 13.0 million Shares were created for $348.6 million and 8.0 million Shares were redeemed for $215.5 million. For the Three Months Ended December 31, 2009, 2.8 million Shares were created for $79.2 million and 3.2 million Shares were redeemed for $89.4 million. On December 31, 2009, 11.6 million Shares were outstanding for a market capitalization of $319.5 million.

For the Year Ended December 31, 2008, 9.6 million Shares were created for $261.3 million and 5.8 million Shares were redeemed for $159.7 million. For the Three Months Ended December 31, 2008, 4.8 million Shares were created for $123.4 million and 2.0 million Shares were redeemed for $51.5 million. On December 31, 2008, 6.6 million Shares were outstanding for a market capitalization of $172.8 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	8,000,000	$26.94
Year Ended December 31, 2008	5,800,000	$27.54
Period Ended December 31, 2007	200,000	$27.20

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on February 15, 2007; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2006 and 2005.

	Year Ended		Period Ended December 31, 2007
	December 31, 2009	December 31, 2008
Interest Income	$357,151	$1,257,070	$1,475,217
Net investment income (loss)	$(1,173,199)	$744,517	$1,283,626
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$15,241,864	$(6,022,090)	$2,268,574
Net Income (Loss)	$14,068,665	$(5,277,573)	$3,552,200
Net Income (Loss) per Share	$1.40	$(1.22)	$2.94
Distribution per Share	$—	$0.15	$0.40
Net increase (decrease) in cash	$(33,558,088)	$63,138,427	$3,991,952

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$320,022,426	$177,803,720	$77,157,266
Shares NAV	$27.57	$26.17	$27.54
General Shares NAV	$27.58	$26.18	$27.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income	$52,711	$102,277	$118,112	$84,051
Net investment income (loss)	$(179,226)	$(229,100)	$(329,401)	$(435,472)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(6,169,989)	$12,880,154	$13,745,130	$(5,213,431)
Net income/(loss)	$(6,349,215)	$12,651,054	$13,415,729	$(5,648,903)
Increase/(decrease) in Net Asset Value	$33,874,385	$82,360,670	$46,730,285	$(15,851,875)
Net Income (Loss) per Share	$(0.97)	$1.56	$1.22	$(0.41)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$533,359	$333,392	$334,141	$56,178
Net investment income	$418,360	$183,147	$226,822	$(83,812)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$5,142,069	$(1,101,649)	$(8,630,285)	$(1,432,225)
Net income/(loss)	$5,560,429	$(918,502)	$(8,403,463)	$(1,516,037)
Increase/(decrease) in Net Asset Value	$40,799,913	$(41,383,700)	$26,571,351	$69,641,121
Net Income (Loss) per Share	$1.94	$(0.04)	$(2.31)	$(0.81)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview/Introduction

The Master Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The USDX® mark is a registered service mark owned by ICE Futures U.S., Inc.

As of the date of this Report, the DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to their DX Contracts holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Funds to gain full or partial exposure to the DX Contracts, the Funds may:

•	invest in a different month DX Contract other than the specific DX Contract that was originally required by the Index, or

•	invest in another futures contract substantially similar to the DX Contracts, if available, or

•	invest in the futures contracts referencing the Index Currencies, or

•	invest in a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such above instruments tend to exhibit trading prices that correlate with the DX Contract.

The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund, through its Master Fund, establishes short positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and its Master Fund.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. In turn, the Master Fund seeks to track the Index by establishing short positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

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

Performance Summary

This Report covers the three months ended December 31, 2009, 2008 and 2007 (herein referred to as the “Three Months Ended December 31, 2009”, the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007”, respectively), the years ended December 31, 2009 and 2008 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008” and the “Period Ended December 31, 2007”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended December 31, 2009	Year Ended December 31, 2009	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DX Contract	(1.32)%	6.49%	(3.11)%	(4.22)%	1.98%	12.30%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.” In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $166.6 million, $37.8 million and $69.6 million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $1,166.6 million was paid to purchase United States Treasury Obligations and $974.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $386.0 million was paid to purchase United States Treasury Obligations and $360.0 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $173.3 million was paid to purchase United States Treasury Obligations and $101.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $12.0 million, increased by $5.0 million and decreased by $0.5 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $133.0 million, $100.9 million and $73.6 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $348.6 million, $261.3 million and $80.2 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, AND THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return (the “Short Index” or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the DX Contracts. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the DX Contracts, which may compel the Fund to trade futures or other instruments that are not the DX Contracts as proxies for the DX Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the DX Contracts as proxies for the DX Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF UDN, UDNNAV AND USDDNX FOR THE YEARS ENDED

DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007 AND

THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Short US Dollar Index (USDX®) Futures Index—Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 5.19% from $26.18 per Share to $27.54 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $24.17 per Share (-7.68%) on March 2 and March 9, 2009 to a high of $28.86 per Share (+10.24%) on November 25, 2009. Therefore, the total return for the Fund, on a market value basis, was 5.19%.

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 5.08% from $27.58 per Share to $26.18 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a high of $29.80 per Share (+8.05%) on March 17, 2008 to a low of $24.20 per Share (-12.26%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution was -4.53%.

The Fund was launched on February 15, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on February 20, 2007.

On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share increased 10.32% from $25.00 per Share to $27.58 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on February 15, 2007 (commencement of investment operations) was as follows: Shares traded from a low of $24.93 per Share (-0.28%) on February 22, 2007 to a high of $28.56 per Share (+14.24%) on November 26, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution was 11.92%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 5.35% from $26.17 per Share to $27.57 per Share. Appreciation in price of the DX contracts during the Year Ended December 31, 2009 contributed to a 6.49% increase in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 5.35%.

Net income for the Year Ended December 31, 2009 was $14.1 million, resulting from $0.4 million of interest income, net realized gains of $27.2 million, net unrealized losses of $12.0 million and operating expenses of $1.5 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share decreased 1.40% from $27.93 per Share to $27.54 per Share. The Share price high and low for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a high of $28.86 per Share (+3.33%) on November 25, 2009 to a low of $27.42 per Share (-1.83%) on December 22, 2009. Therefore, the total return for the Fund, on a market value basis was -1.40%.

On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 2.93% from $26.97 per Share to $26.18 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $26.95 per Share (-0.07%) on December 17, 2008 to a low of $24.20 per Share (-10.27%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis including the above noted distribution, was -2.37%.

On December 28, 2007, the Fund made a $0.40 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 0.47% from $27.45 per Share to $27.58 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $27.09 per Share (-1.31%) on October 8, 2007 and December 17, 2007 to a high of $28.56 per Share (+4.04%) on November 26, 2007. Therefore, the total return for the Fund, on a market value basis including the above noted distribution, was 1.93%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share decreased 1.47% from $27.98 per Share to $27.57 per Share. Depreciation in price of the short DX contracts during the Three Months Ended December 31, 2009 contributed to a 1.32% decrease in the level of the Short Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return on a net asset value basis for the Fund was -1.47%.

Net loss for the Three Months Ended December 31, 2009 was $5.6 million, resulting from $0.1 of interest income, net realized gains of $4.9 million, net unrealized losses of $10.1 million and operating expenses of $0.5 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 3.54% from $27.13 per Share to $26.17 per Share. Appreciation in price of the DX contracts during the Three Months Ended December 31, 2008 contributed to a 3.11% decrease in the level of the Short Index-TR. On December 30, 2008, the Fund made a $0.15 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return on a net asset value basis, for the Fund, including the above noted distribution, was -2.99%.

Net loss for the Three Months Ended December 31, 2008 was $1.5 million, resulting from $0.1 million of interest income, net realized loss of $7.2 million, net unrealized gain of $5.7 million and operating expenses of $0.1 million.

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

Value at risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund is reporting VaR computed using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the DX Contracts in connection with the Index only. Prior to the current reporting period, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$320,022,426	0.65%	$4,822,607	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$177,803,720	0.78%	$3,130,049	31

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR $ Value*	VaR* % of Net Assets	Number of times VaR Exceeded
Dollar Short	March 2009	$3,105,634	1.80%	12
Aggregate/Total		$3,106,798	1.80%	12

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2009.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund and Subsidiary:

We have audited PowerShares DB US Dollar Index Bearish Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB US Dollar Index Bearish Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bearish Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bearish Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bearish Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bearish Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB US Dollar Index Bearish Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2010

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $293,980,775 and $100,992,318, respectively)	$293,985,300	$100,993,846
Cash held by broker	33,574,291	67,132,379
Net unrealized appreciation (depreciation) on futures contracts	(7,537,165)	4,442,665

Deposits with broker	320,022,426	172,568,890
Receivable for Shares issued	—	5,234,830

Total assets	$320,022,426	$177,803,720

Liabilities
Payable for securities purchased	$—	$4,999,125
Management fee payable	155,747	51,585
Brokerage fee payable	1,755	1,551

Total liabilities	$157,502	$5,052,261

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated earnings	103	47

Total General shares	1,103	1,047

Shares:
Paid in capital -11,600,000 and 6,600,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	309,379,654	176,334,854
Accumulated earnings (deficit)	10,483,064	(3,585,489)

Total Shares	319,862,718	172,749,365

Total shareholders’ equity	319,863,821	172,750,412

Non-controlling interest in consolidated subsidiary - related party	1,103	1,047

Total equity	319,864,924	172,751,459

Total liabilities and equity	$320,022,426	$177,803,720

Net asset value per share
General shares	$27.58	$26.18
Shares	$27.57	$26.17

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	14.38%	$45,999,954	$46,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	1.88	5,999,964	6,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	0.94	2,999,937	3,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	6.88	21,999,340	22,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	12.50	39,998,520	40,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	12.50	39,998,760	40,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	11.25	35,997,804	36,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	8.13	25,998,076	26,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.69	30,997,458	31,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	6.57	20,997,879	21,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	7.19	22,997,608	23,000,000

Total United States Treasury Obligations (cost $293,980,775)	91.91%	$293,985,300

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (4,223 contracts, settlement date March 15, 2010)*	(2.36)%	$(7,537,165)

Net Unrealized Depreciation on Futures Contracts	(2.36)%	$(7,537,165)

Net unrealized depreciation is comprised entirely of unrealized losses of $7,537,165.

*	Position represents futures contracts sold.

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	3.47%	$5,999,970	$6,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	5.79	9,999,780	10,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	12.16	20,999,328	21,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	2.89	4,999,835	5,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	20.26	34,998,460	35,000,000
U.S. Treasury Bills, 0.14% due March 5, 2009	2.89	4,999,165	5,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	5.79	9,999,210	10,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	2.32	3,999,548	4,000,000
U.S. Treasury Bills, 0.05% due April 2, 2009	2.89	4,998,550	5,000,000

Total U.S. Treasury Obligations (cost $100,992,318)	58.46%	$100,993,846

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4 (e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,865 contracts, settlement date March 16, 2009)*	2.57%	$4,442,665

Net Unrealized Appreciation on Futures Contracts	2.57%	$4,442,665

See accompanying notes to consolidated financial statements.

*	Positions represent futures contracts sold.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Income and Expenses For the Years Ended

December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$357,151	$1,257,070	$1,475,217

Expenses
Management Fee	1,383,499	443,520	174,173
Brokerage Commissions and Fees	146,851	69,033	17,418

Total Expenses	1,530,350	512,553	191,591

Net investment income (loss)	(1,173,199)	744,517	1,283,626

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	8,887	28,386	4,878
Futures	27,209,810	(11,027,113)	2,796,140

Net realized gain (loss)	27,218,697	(10,998,727)	2,801,018

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	2,997	(15,828)	17,356
Futures	(11,979,830)	4,992,465	(549,800)

Net change in unrealized gain (loss)	(11,976,833)	4,976,637	(532,444)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	15,241,864	(6,022,090)	2,268,574

Net Income (Loss)	$14,068,665	$(5,277,573)	$3,552,200

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	(56)	(47)	—

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$14,068,609	$(5,277,620)	$3,552,200

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459
Sale of Shares					13,000,000	348,575,658		348,575,658	348,575,658		348,575,658
Redemption of Shares					(8,000,000)	(215,530,858)		(215,530,858)	(215,530,858)		(215,530,858)
Net Income
Net investment loss			(4)	(4)			(1,173,191)	(1,173,191)	(1,173,195)	(4)	(1,173,199)
Net realized gain on United States Treasury Obligations and Futures			79	79			27,218,539	27,218,539	27,218,618	79	27,218,697
Net change in unrealized loss on United States Treasury Obligations and Futures			(19)	(19)			(11,976,795)	(11,976,795)	(11,976,814)	(19)	(11,976,833)

Net Income			56	56			14,068,553	14,068,553	14,068,609	56	14,068,665

Balance at December 31, 2009	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774	$1,000	$77,122,774
Sale of Shares					9,600,000	261,296,006		261,296,006	261,296,006		261,296,006
Redemption of Shares					(5,800,000)	(159,729,742)		(159,729,742)	(159,729,742)		(159,729,742)
Net Income (Loss)
Net investment income			10	10			744,490	744,490	744,500	17	744,517
Net realized loss on United States Treasury Obligations and Futures			(168)	(168)			(10,998,456)	(10,998,456)	(10,998,624)	(103)	(10,998,727)
Net change in unrealized gain on United States Treasury Obligations and Futures			109	109			4,976,395	4,976,395	4,976,504	133	4,976,637

Net Income (Loss)			(49)	(49)			(5,277,571)	(5,277,571)	(5,277,620)	47	(5,277,573)

Distributions of net investment income ($0.15 per Share)			(6)	(6)			(660,000)	(660,000)	(660,006)	—	(660,006)

Balance at December 31, 2008	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at February 15, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					3,000,000	80,209,226		80,209,226	80,209,226		80,209,226
Redemption of Shares					(200,000)	(5,440,636)		(5,440,636)	(5,440,636)		(5,440,636)
Net Income
Net investment income			37	37			1,283,589	1,283,589	1,283,626		1,283,626
Net realized gain on United States Treasury Obligations and Futures			60	60			2,800,958	2,800,958	2,801,018		2,801,018
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			21	21			(532,465)	(532,465)	(532,444)		(532,444)

Net Income			118	118			3,552,082	3,552,082	3,552,200	—	3,552,200

Distributions of net investment income ($0.40 per Share)			(16)	(16)			(1,200,000)	(1,200,000)	(1,200,016)	—	(1,200,016)

Balance at December 31, 2007	40	$1,000	$102	$1,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,121,774	$1,000	$77,122,774

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$14,068,665	$(5,277,573)	$3,552,200
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,166,616,711)	(385,986,612)	(173,312,479)
Proceeds from securities sold and matured	973,994,291	359,894,167	100,975,259
Net accretion of discount on United States Treasury Obligations	(357,150)	(1,181,960)	(1,347,429)
Net realized gain on United States Treasury Obligations	(8,887)	(28,386)	(4,878)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	11,976,833	(4,976,637)	532,444
Change in operating receivables and liabilities:
Receivable for Shares issued	5,234,830	(5,234,830)	—
Payable for securities purchased	(4,999,125)	4,999,125	—
Management fee payable	104,162	17,093	34,492
Other assets	—	6,231	(6,231)
Brokerage fee payable	204	1,551	—

Net cash used for operating activities	(166,602,888)	(37,767,831)	(69,576,622)

Cash flows from financing activities:
Proceeds from sale of Shares	348,575,658	261,296,006	80,209,226
Redemption of Shares	(215,530,858)	(159,729,742)	(5,440,636)
Cash distributions paid on Shares and General Shares	—	(660,006)	(1,200,016)

Net cash provided by financing activities	133,044,800	100,906,258	73,568,574

Net change in cash held by broker	(33,558,088)	63,138,427	3,991,952
Cash held by broker at beginning of period	67,132,379	3,993,952	2,000

Cash held by broker at end of period	$33,574,291	$67,132,379	$3,993,952

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2009

(1) Organization

PowerShares DB US Dollar Index Bearish Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, and its subsidiary, DB US Dollar Index Bearish Master Fund (the “Master Fund”), a separate series of DB US Dollar Index Bearish Master Trust (the “Master Trust”), a Delaware statutory trust organized in two separate series, were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of each of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

This Report covers the year ended December 31, 2009 (herein referred to as the “Year Ended December 31, 2009”), the year ended December 31, 2008 (herein referred to as the “Year Ended December 31, 2008”) and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007 (herein referred to as the “Period Ended December 31, 2007”).

(2) Fund Investment Overview

The Master Fund establishes short positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index–Excess Return, the “Short Index” or the “Index”, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in short positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes short positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $320,022,426 (or 100%) and $172,568,890 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $6,739,908 (or 2.11%) and $4,960,900 (or 2.87%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(3) Service Providers and Related Party Agreements

The Trustee

Under the Amended and Restated Declaration of Trust and Trust Agreements, Wilmington Trust Company, the trustee of the Fund and the Master Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund, the Master Trust and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and Master Fund incurred Management Fees of $1,383,499, of which $155,747 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $443,520, of which $51,585 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $174,173.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $146,851, of which $1,755 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $69,033, of which $1,551 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $17,418.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner,

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

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

Financial Accounting Standards Board (FASB) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $6,739,908 and $4,960,900, respectively, which were restricted and held against initial margin of the open futures contracts. As of December 31, 2008 the Fund purchased $5,000,000 notional of United States Treasury Obligations which was unpaid. As a result, a payable for securities purchased is reported for $4,999,125.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009, the Fund held cash of $33,574,291 of which $7,537,165 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2008, the Fund held cash of $67,132,379. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $7,537,165 and net unrealized appreciation position of $4,442,665, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.50% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009 and 2008 and for the Period Ended December 31, 2007.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, the Fund and the Master Fund did not incur such expenses.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$293,985,300	$100,993,846
Commodity Futures Contracts (Level 1)	$(7,537,165)	$4,442,665

There were no Level 2 or Level 3 holdings as of December 31, 2009 and 2008.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009,

and 2008 and the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	13,000,000	$348,575,658	9,600,000	$261,296,006	3,000,000	$80,209,226
Shares Redeemed	(8,000,000)	(215,530,858)	(5,800,000)	(159,729,742)	(200,000)	(5,440,636)

Net Increase	5,000,000	$133,044,800	3,800,000	$101,566,264	2,800,000	$74,768,590

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

No distributions were paid for the Year Ended December 31, 2009.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of December 31, 2009 and 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.51	(1.45)	2.08
Net investment income (loss)	(0.11)	0.23	0.86

Net income (loss)	1.40	(1.22)	2.94
Distributions of net investment income on Shares	—	(0.15)	(0.40)

Net increase (decrease)	1.40	(1.37)	2.54
Net asset value per Share, beginning of period	$26.17	$27.54	$—

Net asset value per Share, end of period	$27.57	$26.17	$27.54

Market value per Share, beginning of period	$26.18	$27.58	$25.00

Market value per Share, end of period	$27.54	$26.18	$27.58

Ratio to average Shares*
Net investment income (loss)	(0.42)%	0.83%	3.63%
Total expenses	0.55%	0.57%	0.54%
Total Return, at net asset value **	5.35%	(4.43)%	11.76%

Total Return, at market value **	5.19%	(4.53)%	11.92%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through February 24, 2010, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the event disclosed below.

Effective January 4, 2010, the Management Fee was increased to 0.75% from 0.50% per annum of the daily net asset value of the Master Fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 38 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	45	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	43	Principal Financial Officer
Martin Kremenstein	33	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	29	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and a member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and a member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in May 2006, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value of the Master Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% (0.50% annually) of the daily net asset value of the Master Fund.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $1,383,499 of which $1,227,752 had been paid at December 31, 2009. Management Fees of $155,747 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $146,851 of which $145,096 had been paid at December 31, 2009. Brokerage commissions of $1,755 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $443,520 of which $391,935 had been paid at December 31, 2008. Management Fees of $51,585 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $69,033 of which $67,482 had been paid at December 31, 2008. Brokerage commissions of $1,551 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $174,173 of which $139,681 had been paid at December 31, 2007. Management Fees of $34,492 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred brokerage commissions of $17,418 all of which had been paid at December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$119,575	$122,744
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$119,575	$122,744

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

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant**

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant**

4.2.1	Corrected Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant***

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.3	Form of Participant Agreement**

10.1	Form of Customer Agreement*

10.2	Form of Administration Agreement*

10.3	Form of Global Custody Agreement*

10.4	Form of Transfer Agency and Service Agreement*

10.5	Form of Distribution Services Agreement**

10.6	Form of Marketing Agreement**

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
**	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
***	Previously filed as an exhibit to a Registration Statement on Form S-3 on December 8, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: February 24, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer