Form 10-K
period 2009-12-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2010-02-24
CIK 1371531, 1371571, 1383150, 1383151

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $215,100,000

Number of Common Units of Beneficial Interest outstanding as of February 8, 2010: 97,400,000

iii

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

Fund Investment Overview

The Master Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return (the “Long Index” or the “Index”), over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund, through its Master Fund, establishes long positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. In turn, the Master Fund seeks to track the Index by establishing long positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $3,233,935,922 (or 100%) and $311,639,730 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $64,080,996 (or 1.98%) and $9,642,500 (or 3.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The changes in market value over time, whether positive or negative, of DX Contracts are related to the Index Currencies. (Although the Index tracks the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts, the closing level of the Index is in effect, and in part, a reflection of the changes, whether positive or negative, in the level of the U.S. dollar relative to a basket of the underlying Index Currencies.) The Index Currencies are Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Index Currencies represent the currencies of the major trading partners of the U.S. (and represent the currencies of 17 countries, 12 countries of the Euro zone plus five other countries).

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

The sponsor of the Long Index is Deutsche Bank AG London (the “Index Sponsor”).

USDX® Composition

The Index reflects the changes in market value over time, whether positive or negative, of a long position of the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of a long position of the first to expire DX Contract relative to the value of the dollar as of December 31, 1986, or Base Date, which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The use of long positions on DX Contracts in the construction of the Long Index causes the Long Index to rise as a result of any upward price movement in the DX Contracts. In turn, this appreciation in the long DX Contracts reflects the rise of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) 1 monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

Certain investors who decide to invest in both the Shares and the Bearish Fund Shares may, nevertheless, suffer losses if the investor’s investment mix between the Shares and the Bearish Fund Shares is biased in one direction and the market price of the DX Contracts moves in the opposite direction. Additionally, investors should not invest in equal amounts in both the Fund and the Bearish Fund simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

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

Although past Index levels are not necessarily indicative of future Index levels, the Long Index and the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess ReturnTM, or Short Index, which is tracked by the Bearish Fund, have experienced unusually long peak-to-valley drawdown periods.

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

The following table* reflects various measures of volatility** of the Long Index and the Short Index, each as calculated on an excess return basis:

Volatility Type	Volatility
	Long Index	Short Index
Daily volatility over full history	8.96%	8.91%
Average rolling 3-month daily volatility	8.65%	8.58%
Monthly return volatility	8.86%	8.77%
Average annual volatility	8.83%	8.75%

The following table reflects the daily volatility on an annual basis of the Long Index and the Short Index:

Year	Daily Volatility
	Long Index	Short Index
1986***	0.00%	0.00%
1987	9.44%	9.07%
1988	9.62%	9.69%
1989	10.22%	10.20%
1990	8.77%	8.35%
1991	11.53%	11.89%
1992	11.70%	12.06%
1993	9.44%	9.54%
1994	7.83%	7.52%
1995	9.78%	9.55%
1996	4.99%	5.01%
1997	7.59%	7.91%
1998	8.06%	7.94%
1999	7.59%	7.71%
2000	8.77%	9.17%
2001	8.70%	8.56%
2002	7.49%	7.19%
2003	8.44%	8.25%
2004	9.52%	9.23%
2005	8.10%	8.46%

Year	Daily Volatility
	Long Index	Short Index
2006	6.95%	6.75%
2007	5.21%	5.08%
2008	11.94%	12.46%
2009*	11.39%	9.55%

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

*	As of December 31, 2009.

**	Volatility, for these purposes means the following:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$26.75	$24.74
June 30, 2009	$25.97	$23.45
September 30, 2009	$24.05	$22.60
December 31, 2009	$23.16	$22.03

Quarter ended	High	Low
March 31, 2008	$23.97	$22.27
June 30, 2008	$22.99	$22.23
September 30, 2008	$24.80	$22.27
December 31, 2008	$27.08	$23.96

Holders

As of December 31, 2009, the Fund had 125,036 holders of record of its Shares.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-136574-05) was declared effective on February 7, 2007 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 was declared effective on November 7, 2007, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-150588-04) was declared effective on May 6, 2008 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. The Registrant’s Registration Statement on Form S-3 (Registration No. 333-162819-05) was declared effective on November 12, 2009 with information with respect to the use of proceeds from the sale of Shares being disclosed therein. The Registrant’s Registration Statement on Form S-3 (Registration No. 333-163552-05) was declared effective on January 4, 2010 with information with respect to the use of proceeds from the sale of Shares being disclosed therein and also acts as Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-162819-05), Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 (Registration No. 333-150588-04) and Post-Effective Amendment No. 4 to the Registration Statement on Form S-1 (Registration No. 333-136574-05). The Shares commenced trading on the NYSE Alternext on February 20, 2007 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Year Ended December 31, 2009, 143.4 million Shares were created for $3,272.7 million and 15.4 million Shares were redeemed for $377.1 million. For the Three Months Ended December 31, 2009, 122.2 million Shares were created for $2,768.9 million and 3.8 million Shares were redeemed for $86.4 million. On December 31, 2009, 140.4 million Shares were outstanding for a market capitalization of $3,240.4 million.

For the Year Ended December 31, 2008, 40.6 million Shares were created for $947.0 million and 32.4 million Shares were redeemed for $788.3 million. For the Three Months Ended December 31, 2008, 2.0 million Shares were created for $52.8 million and 14.2 million Shares were redeemed for $360.9 million. On December 31, 2008, 12.4 million Shares were outstanding for a market capitalization of $306.2 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	15,400,000	$24.49
Year Ended December 31, 2008	32,400,000	$24.33
Period Ended December 31, 2007	600,000	$24.85

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended		Period Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$537,045	$5,997,725	$965,722
Net investment income (loss)	$(2,663,102)	$3,576,047	$842,373
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$33,451,505	$47,661,517	$(1,090,385)
Net Income (Loss)	$30,788,403	$51,237,564	$(248,012)
Net Income (Loss) per Share	$(1.69)	$1.16	$(1.07)
Distribution per Share	$—	$0.17	$0.20
Net increase (decrease) in cash	$9,842,345	$162,837,170	$2,671,775

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$3,233,935,922	$311,639,730	$99,684,629
Shares NAV	$23.03	$24.72	$23.73
General Shares NAV	$23.03	$24.73	$23.73

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest income (loss)	$111,852	$97,767	$118,553	$208,873
Net investment income	$(337,268)	$(193,996)	$(314,478)	$(1,817,360)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$11,693,493	$(15,611,601)	$(13,892,990)	$51,262,603
Net income/(loss)	$11,356,225	$(15,805,597)	$(14,207,468)	$49,445,243
Increase/(decrease) in Net Asset Value	$(55,250,315)	$(36,168,647)	$285,909,752	$2,731,940,109
Net Income (Loss) per Share	$0.92	$(1.74)	$(1.13)	$0.26

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$633,819	$1,385,580	$2,720,387	$1,257,939
Net investment income	$502,560	$873,182	$1,811,270	$389,035
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(6,804,614)	$(4,240,675)	$41,045,943	$17,660,863
Net income/(loss)	$(6,302,054)	$(3,367,493)	$42,857,213	$18,049,898
Increase/(decrease) in Net Asset Value	$25,688,674	$441,417,521	$32,885,477	$(293,130,891)
Net Income (Loss) per Share	$(1.35)	$0.11	$1.89	$0.51

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Master Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return (the “Long Index” or the “Index”), over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund, through its Master Fund, establishes long positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and its Master Fund.

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. In turn, the Master Fund seeks to track the Index by establishing long positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® – Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007

	Aggregate returns for the LONG INDEX-TR
Underlying Index	Three Months Ended December 31, 2009	Year Ended December 31, 2009	Three Months Ended December 31, 2008	Year Ended December 31, 2008	Three Months Ended December 31, 2007	Period Ended December 31, 2007
DX Contract	1.28%	(6.71)%	2.71%	5.62%	(0.33%)	(4.21%)

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(2,886.0) million, $7.2 million and $(97.2) million for the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $4,242.2 million was paid to purchase United States Treasury Obligations and $1,392.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $1,804.4 million was paid to purchase United States Treasury Obligations and $1,745.2 million was received from sales and maturing contracts. During the Period Ended December 31, 2007, $155.5 million was paid to purchase United States Treasury Obligations and $59.9 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $61.6 million, decreased by $16.3 million and increased by $0.4 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $2,895.6 million, $155.6 million and $99.9 million during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively. This included $3,272.7 million, $947.0 million and $115.5 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009 and 2008 and the Period Ended December 31, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007, AND THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF UUP, UUPNAV AND USDUPX FOR THE YEARS ENDED

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 AND THE PERIOD ENDED DECEMBER 31, 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share decreased 6.52% from $24.69 per Share to $23.08 per Share. The Share price high and low for the Year Ended December 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $26.75 per Share (+8.34%) on March 2 and March 9, 2009 to a low of $22.03 per Share (-10.77%) on November 25, 2009. Therefore, the total return for the Fund, on a market value basis was -6.52%.

On December 30, 2008, the Fund made a $0.17 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share increased 4.18% from $23.70 per Share to $24.69 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $22.23 per Share (-6.20%) on April 16, 2008 to a high of $27.08 per Share (+14.26%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution was 4.89%.

The Fund was launched on February 15, 2007 at $25.00 per Share and listed for trading on the NYSE Alternext on February 20, 2007.

On December 28, 2007, the Fund made a $0.20 per Share distribution to Shareholders of record as of December 19, 2007.

For the Period Ended December 31, 2007, the NYSE Alternext market value of each Share decreased -5.20% from $25.00 per Share to $23.70 per Share. The Share price low and high for the Period Ended December 31, 2007 and related change from the Share price on February 15, 2007 (commencement of investment operations) was as follows: Shares traded from a high of $25.23 per Share (+0.92%) on June 14, 2007 to a low of $23.26 per Share (-6.96%) on November 21, 2007. Therefore, the total return for the Fund, on a market value basis, including the above noted distribution was -4.40%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share decreased 6.84% from $24.72 per Share to $23.03 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2009 contributed to a 6.71% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was -6.84%.

Net income for the Year Ended December 31, 2009 was $30.8 million, resulting from $ 0.5 million of interest income, net realized losses of $28.1 million, net unrealized gains of $61.6 million and operating expenses of $3.2 million.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

No distributions were paid to Shareholders during the Year Ended December 31, 2009.

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 1.27% from $22.79 per Share to $23.08 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $22.03 per Share (-3.33%) on November 25, 2009 to a high of $23.16 per Share (+1.62%) on December 22, 2009. Therefore, the total return for the Fund, on a market value basis was 1.27%.

On December 30, 2008, the Fund made a $0.17 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share increased 1.02% from $24.44 per Share to $24.69 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a low of $23.96 per Share (-1.96%) on December 17, 2008 to a a high of $27.08 per Share (+10.80%) on November 20, 2008. Therefore, the total return for the Fund, on a market value basis including the above noted distribution was 1.72%.

On December 28, 2007, the Fund made a $0.20 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share decreased 1.46% from $24.05 per Share to $23.70 per Share. The Share price low and high for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $24.38 per Share (+1.37%) on October 8, 2007 to a low of $23.26 per Share (-3.28%) on November 21, 2007. Therefore, the total return for the Fund, on a market value basis including the above noted distribution was -0.62%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 1.14% from $22.77 per Share to $23.03 per Share. Appreciation in price of the long DX contracts during the Three Months Ended December 31, 2009 contributed to a 1.28% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return on a net asset value basis for the Fund was 1.14%.

Net income for the Three Months Ended December 31, 2009 was $49.4 million, resulting from $0.2 million of interest income, net realized gains $2.2 million, net unrealized gains of $49.0 million and operating expenses of $2.0 million.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$3,233,935,922	0.68%	$51,075,814	26

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$311,639,730	0.73%	$5,198,781	37

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 43 of the Fund’s Annual Report on Form 10-K.

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

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund and Subsidiary:

We have audited PowerShares DB US Dollar Index Bullish Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB US Dollar Index Bullish Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bullish Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of PowerShares DB US Dollar Index Bullish Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP
New York, New York
February 24, 2010

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,012,797,513 and $161,978,362, respectively)	$3,012,774,177	$161,995,035
Cash held by broker	175,353,290	165,510,945
Net unrealized appreciation (depreciation) on futures contracts	45,808,455	(15,866,250)

Deposits with broker	3,233,935,922	311,639,730

Total assets	$3,233,935,922	$311,639,730

Liabilities
Payable for Share redeemed	$—	$4,943,718
Management fee payable	982,515	180,201
Brokerage fee payable	10,033	3,336

Total liabilities	$992,548	$5,127,255

Commitments and Contingencies (Note 9)
Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated deficit	(79)	(11)

Total General shares	921	989

Shares:
Paid in capital 140,400,000 and 12,400,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	3,154,943,434	259,300,938
Accumulated earnings	77,998,098	47,209,559

Total Shares	3,232,941,532	306,510,497

Total shareholders’ equity	3,232,942,453	306,511,486

Non-controlling interest in consolidated subsidiary - related party	921	989

Total equity	3,232,943,374	306,512,475

Total liabilities and equity	$3,233,935,922	$311,639,730

Net asset value per share
General shares	$23.03	$24.73
Shares	$23.03	$24.72

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	0.34%	$10,999,989	$11,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	0.46	14,999,910	15,000,000
U.S. Treasury Bills, 0.005% due January 21, 2010	1.92	61,999,194	62,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	4.86	156,996,703	157,000,000
U.S. Treasury Bills, 0.025% due February 4, 2010	5.16	166,994,990	167,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	14.10	455,983,128	456,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	2.07	66,997,923	67,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	3.34	107,993,412	108,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	6.31	203,984,904	204,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	9.25	298,975,482	299,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	41.88	1,353,863,246	1,354,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	1.27	40,995,736	41,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	2.23	71,989,560	72,000,000

Total United States Treasury Obligations (cost $3,012,797,513)	93.19%	$3,012,774,177

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (40,151 contracts, settlement date March 15, 2010)	1.42%	$45,808,455

Net Unrealized Appreciation on Futures Contracts	1.42%	$45,808,455

Net unrealized appreciation is comprised entirely of unrealized gains of $45,808,455.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Income
Interest Income, net	$537,045	$5,997,725	$965,722

Expenses
Management Fee	2,706,044	2,088,869	112,135
Brokerage Commissions and Fees	494,103	332,809	11,214

Total Expenses	3,200,147	2,421,678	123,349

Net investment income (loss)	(2,663,102)	3,576,047	842,373

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	10,569	397,644	1,416
Futures	(28,193,760)	63,551,759	(1,530,110)

Net realized gain (loss)	(28,183,191)	63,949,403	(1,528,694)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(40,009)	6,944	9,729
Futures	61,674,705	(16,294,830)	428,580

Net change in unrealized gain (loss)	61,634,696	(16,287,886)	438,309

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	33,451,505	47,661,517	(1,090,385)

Net Income (Loss)	$30,788,403	$51,237,564	$(248,012)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	68	11	—

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$30,788,471	$51,237,575	$(248,012)

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475
Sale of Shares					143,400,000	3,272,728,182		3,272,728,182	3,272,728,182		3,272,728,182
Redemption of Shares					(15,400,000)	(377,085,686)		(377,085,686)	(377,085,686)		(377,085,686)
Net Income (Loss)
Net investment loss			(3)	(3)			(2,663,096)	(2,663,096)	(2,663,099)	(3)	(2,663,102)
Net realized loss on United States Treasury Obligations and Futures			(141)	(141)			(28,182,909)	(28,182,909)	(28,183,050)	(141)	(28,183,191)
Net change in unrealized gain on United States Treasury Obligations and Futures			76	76			61,634,544	61,634,544	61,634,620	76	61,634,696

Net Income (Loss)			(68)	(68)			30,788,539	30,788,539	30,788,471	(68)	30,788,403

Balance at December 31, 2009	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694	$1,000	$99,651,694
Sale of Shares					40,600,000	946,970,372		946,970,372	946,970,372		946,970,372
Redemption of Shares					(32,400,000)	(788,287,148)		(788,287,148)	(788,287,148)		(788,287,148)
Net Income (Loss)
Net investment income			12	12			3,576,019	3,576,019	3,576,031	16	3,576,047
Net realized gain on United States Treasury Obligations and Futures			46	46			63,949,357	63,949,357	63,949,403	—	63,949,403
Net change in unrealized loss on United States Treasury Obligations and Futures			(11)	(11)			(16,287,848)	(16,287,848)	(16,287,859)	(27)	(16,287,886)

Net Income (Loss)			47	47			51,237,528	51,237,528	51,237,575	(11)	51,237,564

Distributions of net investment income ($0.17 per Share)			(7)	(7)			(3,060,000)	(3,060,000)	(3,060,007)	—	(3,060,007)

Balance at December 31, 2008	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475

See accompanying notes to consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007(i)

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at February 15, 2007	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000	$1,000	$2,000
Sale of Shares					4,800,000	115,525,280		115,525,280	115,525,280		115,525,280
Redemption of Shares					(600,000)	(14,907,566)		(14,907,566)	(14,907,566)		(14,907,566)
Net Loss
Net investment income			35	35			842,338	842,338	842,373		842,373
Net realized loss on United States Treasury Obligations and Futures			(74)	(74)			(1,528,620)	(1,528,620)	(1,528,694)		(1,528,694)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(4)	(4)			438,313	438,313	438,309		438,309

Net Loss			(43)	(43)			(247,969)	(247,969)	(248,012)	—	(248,012)

Distributions of net investment income ($0.20 per Share)			(8)	(8)			(720,000)	(720,000)	(720,008)	—	(720,008)

Balance at December 31, 2007	40	$1,000	$(51)	$949	4,200,000	$100,617,714	$(967,969)	$99,649,745	$99,650,694	$1,000	$99,651,694

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$30,788,403	$51,237,564	$(248,012)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,242,249,351)	(1,804,410,515)	(155,546,714)
Proceeds from securities sold and matured	1,391,978,688	1,745,243,940	59,889,933
Net accretion of discount on United States Treasury Obligations	(537,919)	(5,853,441)	(902,505)
Net realized gain on United States Treasury Obligations	(10,569)	(397,644)	(1,416)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(61,634,696)	16,287,886	(438,309)
Change in operating receivables and liabilities:
Payable for Shares redeemed	(4,943,718)	4,943,718	—
Management fee payable	802,314	147,266	32,935
Other assets	—	11,843	(11,843)
Brokerage fee payable	6,697	3,336	—

Net cash provided and (used for) operating activities	(2,885,800,151)	7,213,953	(97,225,931)

Cash flows from financing activities:
Proceeds from sale of Shares	3,272,728,182	946,970,372	115,525,280
Redemption of Shares	(377,085,686)	(788,287,148)	(14,907,566)
Cash distributions paid on Shares and General Shares	—	(3,060,007)	(720,008)

Net cash provided by financing activities	2,895,642,496	155,623,217	99,897,706

Net change in cash held by broker	9,842,345	162,837,170	2,671,775
Cash held by broker at beginning of period	165,510,945	2,673,775	2,000

Cash held by broker at end of period	$175,353,290	$165,510,945	$2,673,775

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

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

(2) Fund Investment Overview

The Master Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return, the Long Index or the Index, over time. The Fund earns interest income from United States Treasury Obligations and other high credit quality short-term fixed income securities. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions on DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”) which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund, through its Master Fund, establishes long positions on DX Contracts with a view to tracking the changes, whether positive or negative, in the level of the Index. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Fund does not employ leverage. As of December 31, 2009 and December 31, 2008, the Fund had $3,233,935,922 (or 100%) and $311,639,730 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $64,080,996 (or 1.98%) and $9,642,500 (or 3.09%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and Master Fund incurred Management Fees of $2,706,044, of which $982,515 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and the Master Fund incurred Management Fees of $2,088,869 of which $180,201 was payable at December 31, 2008. During the Period Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $112,135.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $494,103, of which $10,033 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $332,809, of which $3,336 was payable at December 31, 2008. For the Period Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $11,214.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $64,080,996 and $9,642,500, respectively, which were restricted and held against initial margin of the open futures contracts.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $175,353,290. As of December 31, 2008, the Fund had cash held by the Commodity Broker of and $165,510,945, of which $15,866,250 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $45,808,455 and a net unrealized depreciation position of $15,866,250, respectively.

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$3,012,774,177	$161,995,035
Commodity Futures Contracts (Level 1)	$45,808,455	$(15,866,250)

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

As of December 31, 2008, the Fund had a payable for Shares redeemed of $4,943,718.

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009, and 2008 and the Period Ended December 31, 2007

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold	143,400,000	$3,272,728,182	40,600,000	$946,970,372	4,800,000	$115,525,280
Shares Redeemed	(15,400,000)	(377,085,686)	(32,400,000)	(788,287,148)	(600,000)	(14,907,566)

Net Increase	128,000,000	$2,895,642,496	8,200,000	$158,683,224	4,200,000	$100,617,714

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

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period Ended December 31, 2007
Net Asset Value
Initial offering price per Share	$—	$—	$25.00

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.58)	0.96	(1.85)
Net investment income (loss)	(0.11)	0.20	0.78

Net income (loss)	(1.69)	1.16	(1.07)
Distributions of net investment income on Shares	—	(0.17)	(0.20)

Net increase (decrease)	(1.69)	0.99	(1.27)
Net asset value per Share, beginning of period	$24.72	$23.73	$—

Net asset value per Share, end of period	$23.03	$24.72	$23.73

Market value per Share, beginning of period	$24.69	$23.70	$—

Market value per Share, end of period	$23.08	$24.69	$23.70

Ratio to average Shares*
Net investment income (loss)	(0.48)%	0.86%	3.66%
Total expenses	0.58%	0.58%	0.53%

Total Return, at net asset value **	(6.84)%	4.89%	(4.28)%

Total Return, at market value **	(6.52)%	4.89%	(4.40)%

*	Percentages are annualized.
**	Percentages are not annualized for the Period Ended December 31, 2007 and are calculated based on initial offering price upon commencement of investment operations of $25.00.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 42 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 43 of this Form 10-K.

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

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $2,706,044 of which $1,723,529 had been paid at December 31, 2009. Management Fees of $982,515 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $494,103 of which $484,070 had been paid at December 31, 2009. Brokerage commissions of $10,033 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $2,088,869 of which $1,908,668 had been paid at December 31, 2008. Management Fees of $180,201 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $332,809 of which $329,473 had been paid at December 31, 2008. Brokerage commissions of $3,336 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Period Ended December 31, 2007, the Fund has incurred Management Fees of $112,135 of which $79,200 had been paid at December 31, 2007. Management Fees of $32,935 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred brokerage commissions of $11,214 all of which had been paid at December 31, 2007.

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

(a)(1) Financial Statements

See financial statements commencing on page 41 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant**

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant**

4.2.1	Corrected Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant ***

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant

4.3	Form of Participant Agreement**

10.1	Form of Customer Agreement*

10.2	Form of Administration Agreement*

10.3	Form of Global Custody Agreement*

10.4	Form of Transfer Agency and Service Agreement*

10.5	Form of Distribution Services Agreement**

10.6	Form of Marketing Agreement**

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
**	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
***	Previously filed as an exhibit to a Registration Statement on Form S-3 on December 8, 2009 and incorporated herein by reference.

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