Form 10-Q
period 2010-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-05-10
CIK 1371531, 1371571, 1383148, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

    Yes  ☐    No   ☒

Indicate the number of outstanding Shares as of March 31, 2010: 7,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $183,973,018 and $293,980,775, respectively)	$183,966,400	$293,985,300
Cash held by broker	14,549,768	33,574,291
Net unrealized depreciation on futures contracts	(2,072,661)	(7,537,165)

Deposits with broker	196,443,507	320,022,426

Total assets	$196,443,507	$320,022,426

Liabilities
Management fee payable	$134,287	$155,747
Brokerage fee payable	3,126	1,755

Total liabilities	137,413	157,502

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	61	103

Total General shares	1,061	1,103

Shares:
Paid in capital - 7,400,000 and 11,600,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	195,046,122	309,379,654
Accumulated earnings	1,257,850	10,483,064

Total Shares	196,303,972	319,862,718

Total shareholders’ equity	196,305,033	319,863,821

Non-controlling interest in consolidated subsidiary - related party	1,061	1,103

Total equity	196,306,094	319,864,924

Total liabilities and equity	$196,443,507	$320,022,426

Net asset value per share
General shares	$26.53	$27.58
Shares	$26.53	$27.57

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
Unites States Treasury Obligations
U.S. Treasury Bills, 0.11% due April 8, 2010	18.34%	$35,999,316	$36,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	3.06	5,999,634	6,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	5.60	10,999,032	11,000,000
U.S. Treasury Bills, 0.15% due April 29, 2010	1.53	2,999,649	3,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	11.20	21,997,008	22,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	1.02	1,999,662	2,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	1.02	1,999,606	2,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	18.33	35,991,216	36,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	10.69	20,994,603	21,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	10.69	20,994,204	21,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	3.06	5,998,140	6,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	9.17	17,994,330	18,000,000

Total United States Treasury Obligations (cost $183,973,018)	93.71%	$183,966,400

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (2,456 contracts, settlement date June 14, 2010)*	(1.06)%	$(2,072,661)

Net Unrealized Depreciation on Futures Contracts	(1.06)%	$(2,072,661)

Net unrealized depreciation is comprised entirely of unrealized losses of $2,072,661.

*	Position represents futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$35,600	$52,711

Expenses
Management Fee	450,022	212,670
Brokerage Commissions and Fees	33,440	19,267

Total Expenses	483,462	231,937

Net investment loss	(447,862)	(179,226)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	2,208	560
Futures	(14,233,005)	(6,866,565)

Net realized loss	(14,230,797)	(6,866,005)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(11,143)	10,826
Futures	5,464,504	685,190

Net change in unrealized gain	5,453,361	696,016

Net realized and net change in unrealized loss on United States Treasury Obligations and Futures	(8,777,436)	(6,169,989)

Net Loss	$(9,225,298)	$(6,349,215)

Less: net loss attributed to the non-controlling interest in consolidated subsidiary - related party	42	39

Net Loss Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$(9,225,256)	$(6,349,176)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					800,000	21,778,104		21,778,104	21,778,104		21,778,104

Redemption of Shares					(5,000,000)	(136,111,636)		(136,111,636)	(136,111,636)		(136,111,636)

Net Loss

Net investment loss			(2)	(2)			(447,858)	(447,858)	(447,860)	(2)	(447,862)

Net realized loss on United States Treasury Obligations and Futures			(69)	(69)			(14,230,659)	(14,230,659)	(14,230,728)	(69)	(14,230,797)

Net change in unrealized gain on United States Treasury Obligations and Futures			29	29			5,453,303	5,453,303	5,453,332	29	5,453,361

Net Loss			(42)	(42)			(9,225,214)	(9,225,214)	(9,225,256)	(42)	(9,225,298)

Balance at March 31, 2010	40	$1,000	$61	$1,061	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,305,033	$1,061	$196,306,094

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459

Sale of Shares					3,600,000	90,860,246		90,860,246	90,860,246		90,860,246

Redemption of Shares					(2,000,000)	(50,636,646)		(50,636,646)	(50,636,646)		(50,636,646)

Net Loss

Net investment loss			(1)	(1)			(179,224)	(179,224)	(179,225)	(1)	(179,226)

Net realized loss on United States Treasury Obligations and Futures			(39)	(39)			(6,865,927)	(6,865,927)	(6,865,966)	(39)	(6,866,005)

Net change in unrealized gain on United States Treasury Obligations and Futures			1	1			696,014	696,014	696,015	1	696,016

Net Loss			(39)	(39)			(6,349,137)	(6,349,137)	(6,349,176)	(39)	(6,349,215)

Balance at March 31, 2009	40	$1,000	$8	$1,008	8,200,000	$216,558,454	$(9,934,626)	$206,623,828	$206,624,836	$1,008	$206,625,844

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(9,225,298)	$(6,349,215)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(193,951,871)	(196,903,861)
Proceeds from securities sold and matured	303,997,436	100,999,525
Net accretion of discount on United States Treasury Obligations	(35,600)	(52,711)
Net realized gain on United States Treasury Obligations	(2,208)	(560)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,453,361)	(696,016)
Change in operating receivables and liabilities:
Payable for securities purchased	—	(778)
Management fee payable	(21,460)	25,870
Brokerage fee payable	1,371	(1,052)

Net cash provided by (used for) operating activities	95,309,009	(102,978,798)

Cash flows from financing activities:
Proceeds from sale of Shares	21,778,104	91,055,470
Redemption of Shares	(136,111,636)	(50,636,646)

Net cash provided by (used for) financing activities	(114,333,532)	40,418,824

Net change in cash held by broker	(19,024,523)	(62,559,974)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$14,549,768	$4,572,405

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively).

(2) Fund Investment Overview

The Fund, through the Master Fund, establishes short positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the Short Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $196,443,507 (or 100%) and $320,022,426 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,266,480 (or 1.66%) and $6,739,908 (or 2.11%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $450,022 and $212,670, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $134,287 and $155,747, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $33,440 and $19,267, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $3,126 and $1,755, respectively.

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

March 31, 2010

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on February 15, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances, and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2009 financial statements financial statements have been reclassified to conform to the 2010 presentation.

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

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $3,266,480 and $6,739,908, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $14,549,768 and $33,574,291, respectively, of which $2,072,661 and $7,537,165, respectively were on deposit to satisfy the Fund’s negative variation margin on open futures contracts.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $2,072,661 and $7,537,165, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Master Fund.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$183,966,400	$293,985,300
Currency Futures Contracts (Level 1)	$(2,072,661)	$(7,537,165)

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

There were no Level 2 or Level 3 holdings as of March 31, 2010 and December 31, 2009.

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

March 31, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	800,000	3,600,000	$21,778,104	$90,860,246
Shares Redeemed	(5,000,000)	(2,000,000)	(136,111,636)	(50,636,646)

Net Increase (Decrease)	(4,200,000)	1,600,000	$(114,333,532)	$40,223,600

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of March 31, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$27.57	$26.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.99)	(0.94)
Net investment income (loss)	(0.05)	(0.03)

Net income (loss)	(1.04)	(0.97)
Net asset value per Share, end of period	$26.53	$25.20

Market value per Share, beginning of period	$27.54	$26.18

Market value per Share, end of period	$26.53	$25.20

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.42)%

Total expenses	0.81%	0.54%

Total Return, at net asset value **	(3.77)%	(3.71)%

Total Return, at market value **	(3.67)%	(3.74)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Overview/Introduction

The Fund, through the Master Fund, establishes short positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the Short Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of short positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

Index Description

The Index is designed to reflect the changes in market value over time, whether positive or negative, from investing in the first to expire DX Contracts whose changes in market value over time, whether positive or negative, in turn, are tied to the USDX®. The first to expire DX Contracts are the futures contracts that expire in March, June, September and December. DX Contracts are traded exclusively through ICE Futures U.S., under the symbol “DX.”

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

The sponsor of the Short Index is Deutsche Bank AG London, or the Index Sponsor.

USDX® Composition

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency as of March 1973 with respect to the USDX®:

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

Please see http://dbfunds.db.com/udn/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/udn/index.aspx with respect to the composition of the Index on the Base Date.

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of short positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”) , which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

Index Rolls and Rebalancing of the USDX®

The underlying DX Contracts of the Index are rolled quarterly over three consecutive business days starting on the Wednesday prior to the applicable IMM Date (each an “Index Roll Day”). “IMM Date” means the third Wednesday of March, June, September and December, a traditional settlement date in the International Money Market.

DX Contracts are rolled on each Index Roll Day as follows:

•	On each Index Roll Day, 1/3 of the DX Contracts that will expire on the next IMM Date is sold and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are purchased.

•	On each Index Roll Day, new notional holdings are calculated for the old DX Contracts leaving the Index as well as the new DX Contracts entering an Index.

•	On all days that are not Index Roll Days, the notional holdings of the DX Contracts in the Index remain constant.

There are no regularly scheduled adjustments or rebalancings of the USDX®. The USDX® has only been adjusted once, when the Euro was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

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

Performance Summary

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return (Short Index-TR™), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009

	Aggregate returns for the SHORT INDEX-TR™
Underlying Index	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
DX Contract	(3.65)%	(3.67)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return (the “Short Index-TR”). The only difference between the Index and the Short Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Short Index-TR does include such a component. The difference between the Index and the Short Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Short Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $95.3 million and $(103.0) million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $194.0 million was paid to purchase United States Treasury Obligations and $304.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $196.9 million was paid to purchase United States Treasury Obligations and $101.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $5.5 million and $0.7 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(114.3) million and $40.4 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $21.8 million and $91.1 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the Short Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

MARCH 31, 2010 AND 2009

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND MANAGING FUTURES ACCOUNTS AND RELATED PRODUCTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 3.67% from $27.54 per Share to $26.53 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $26.15 per Share (-5.05%) on March 25, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 3.77% from $27.57 per Share to $26.53 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended March 31, 2010 contributed to a 3.65% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended March 31, 2010 was $9.2 million, resulting from $0.1 million of interest income, net realized losses of $14.2 million, net unrealized gain of $5.4 million and operating expenses of $0.5 million.

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

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the DX Contracts in connection with the Index only. Prior to December 31, 2009, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$196,443,507	0.56%	$2,561,455	12

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$320,022,426	0.65%	$4,822,607	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer of the Managing Owner, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010.

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

For the Three Months Ended March 31, 2010, 0.8 million Shares were created for $21.8 million and 5.0 million Shares were redeemed for $136.1 million. On March 31, 2010, 7.4 million Shares of the Fund were outstanding for a market capitalization of $196.3 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	5,000,000	$27.22
Three Months Ended March 31, 2009	2,000,000	$25.32

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB US Dollar Index Master Trust with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 10, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1