Form 10-Q
period 2010-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2010-05-10
CIK 1371531, 1371571, 1383150, 1383151

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

Indicate the number of outstanding Shares as of March 31, 2010: 70,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009

Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,503,582,108 and $3,012,797,513 respectively)	$1,503,575,258	$3,012,774,177
Cash held by broker	176,157,328	175,353,290
Receivable for Shares issued	14,270,515	—
Net unrealized appreciation on futures contracts	11,541,779	45,808,455

Deposits with broker	1,705,544,880	3,233,935,922

Total assets	$1,705,544,880	$3,233,935,922

Liabilities
Payable for securities purchased	$29,990,091	$—
Management fee payable	1,143,118	982,515
Brokerage fee payable	3,054	10,033

Total liabilities	31,136,263	992,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(49)	(79)

Total General shares	951	921

Shares:
Paid in capital—70,400,000 and 140,400,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,539,691,078	3,154,943,434
Accumulated earnings	134,715,637	77,998,098

Total Shares	1,674,406,715	3,232,941,532

Total shareholders’ equity	1,674,407,666	3,232,942,453

Non-controlling interest in consolidated subsidiary—related party	951	921

Total equity	1,674,408,617	3,232,943,374

Total liabilities and equity	$1,705,544,880	$3,233,935,922

Net asset value per share
General shares	$23.78	$23.03
Shares	$23.78	$23.03

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	0.96%	$16,000,000	$16,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	0.66	10,999,791	11,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	0.90	14,999,085	15,000,000
U.S. Treasury Bills, 0.105% due April 22, 2010	1.61	26,997,624	27,000,000
U.S. Treasury Bills, 0.15% due April 29, 2010	1.37	22,997,309	23,000,000
U.S. Treasury Bills, 0.145% due May 6, 2010	2.45	40,994,424	41,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	2.63	43,992,564	44,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	2.99	49,990,150	50,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	0.48	7,998,048	8,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	1.13	18,995,117	19,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	0.42	6,998,068	7,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	69.91	1,170,636,990	1,171,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	3.34	55,982,360	56,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	0.95	15,993,728	16,000,000

Total United States Treasury Obligations (cost $1,503,582,108)	89.80%	$1,503,575,258

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (20,067 contracts, settlement date June 14, 2010)	0.69%	$11,541,779

Net Unrealized Appreciation on Futures Contracts	0.69%	$11,541,779

Net unrealized appreciation is comprised of unrealized gains of $11,829,971 and unrealized losses of $288,192.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$262,123	$111,852

Expenses
Management Fee	3,975,629	411,927
Brokerage Commissions and Fees	329,471	37,193

Total Expenses	4,305,100	449,120

Net investment loss	(4,042,977)	(337,268)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,056)	892
Futures	95,011,822	3,508,142

Net realized gain	95,010,766	3,509,034

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	16,486	669
Futures	(34,266,676)	8,183,790

Net change in unrealized gain (loss)	(34,250,190)	8,184,459

Net realized and net change in unrealized gain on United States Treasury Obligations and Futures	60,760,576	11,693,493

Net Income	$56,717,599	$11,356,225

Less: net income attributed to the non-controlling interest in consolidated subsidiary—related party	(30)	(37)

Net Income Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$56,717,569	$11,356,188

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					24,600,000	578,083,478		578,083,478	578,083,478		578,083,478

Redemption of Shares					(94,600,000)	(2,193,335,834)		(2,193,335,834)	(2,193,335,834)		(2,193,335,834)

Net Income
Net investment loss			(2)	(2)			(4,042,973)	(4,042,973)	(4,042,975)	(2)	(4,042,977)

Net realized gain on United States Treasury Obligations and Futures			46	46			95,010,674	95,010,674	95,010,720	46	95,010,766

Net change in unrealized loss on United States Treasury Obligations and Futures			(14)	(14)			(34,250,162)	(34,250,162)	(34,250,176)	(14)	(34,250,190)

Net Income			30	30			56,717,539	56,717,539	56,717,569	30	56,717,599

Balance at March 31, 2010	40	$1,000	$(49)	$951	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,407,666	$951	$1,674,408,617

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475

Sale of Shares					3,600,000	92,900,754		92,900,754	92,900,754		92,900,754

Redemption of Shares					(6,200,000)	(159,507,294)		(159,507,294)	(159,507,294)		(159,507,294)

Net Income

Net investment loss			(1)	(1)			(337,266)	(337,266)	(337,267)	(1)	(337,268)

Net realized gain on United States Treasury Obligations and Futures			8	8			3,509,018	3,509,018	3,509,026	8	3,509,034

Net change in unrealized gain on United States Treasury Obligations and Futures			30	30			8,184,399	8,184,399	8,184,429	30	8,184,459

Net Income			37	37			11,356,151	11,356,151	11,356,188	37	11,356,225

Balance at March 31, 2009	40	$1,000	$26	$1,026	9,800,000	$192,694,398	$58,565,710	$251,260,108	$251,261,134	$1,026	$251,262,160

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$56,717,599	$11,356,225
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,680,453,451)	(359,840,470)
Proceeds from securities sold and matured	3,189,929,923	284,990,521
Net accretion of discount on United States Treasury Obligations	(262,123)	(111,852)
Net realized (gain) loss on United States Treasury Obligations	1,056	(892)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	34,250,190	(8,184,459)
Change in operating receivables and liabilities:
Payable for securities purchased	29,990,091	(4,943,718)
Management fee payable	160,603	(43,874)
Brokerage fee payable	(6,979)	(2,924)

Net cash provided by (used for) operating activities	1,630,326,909	(76,781,443)

Cash flow from financing activities:
Proceeds from sale of Shares	563,812,963	92,900,754
Redemption of Shares	(2,193,335,834)	(159,507,294)

Net cash used for financing activities	(1,629,522,871)	(66,606,540)

Net change in cash held by broker	804,038	(143,387,983)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$176,157,328	$22,122,962

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

(2) Fund Investment Overview

The Fund, through the Master Fund, establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $1,705,544,880 (or 100%) and $3,233,935,922 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $26,689,110 (or 1.56%) and $64,080,996 (or 1.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $3,975,629 and $411,927, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $1,143,118 and $982,515, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $329,471 and $37,193, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $3,054 and $10,033, respectively.

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

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $26,689,110 and $64,080,996, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $30,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $29,990,091.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2010 and December 31, 2009, the Fund had cash held by the Commodity Broker of $176,157,328 and $175,353,290, respectively.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $11,541,779 and $45,808,455, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$1,503,575,258	$3,012,774,177
Currency Futures Contracts (Level 1)	$11,541,779	$45,808,455

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	24,600,000	3,600,000	$578,083,478	$92,900,754
Shares Redeemed	(94,600,000)	(6,200,000)	(2,193,335,834)	(159,507,294)

Net Increase (Decrease)	(70,000,000)	(2,600,000)	$(1,615,252,356)	$(66,606,540)

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.03	$24.72
Net realized and change in unrealized gain on United States Treasury Obligations and Futures Transactions	0.79	0.95
Net investment income (loss)	(0.04)	(0.03)

Net income	0.75	0.92
Net asset value per Share, end of period	$23.78	$25.64

Market value per Share, beginning of period	$23.08	$24.69

Market value per Share, end of period	$23.80	$25.64

Ratio to average Net Assets*
Net investment income (loss)	(0.76)%	(0.41)%

Total expenses	0.81%	0.55%

Total Return, at net asset value **	3.26%	3.72%

Total Return, at market value **	3.12%	3.85%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

The Fund, through the Master Fund, establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of currency futures on U.S. and non-U.S. markets.

The USDX® mark is a registered service mark owned by ICE Futures U.S., Inc.

As of the date of this Report, the DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contract holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund.

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

The sponsor of the Long Index is Deutsche Bank AG London, or the Index Sponsor.

USDX® Composition

The Index reflects the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts. In turn, the changes in market value over time, whether positive or negative, of DX Contracts are related to the changes, positive and negative, in the level of the USDX®.

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

Please see http://dbfunds.db.com/uup/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/uup/index.aspx with respect to the composition of the Index on the Base Date.

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”), which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return (Long Index-TR™), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Underlying Index	Aggregate returns for the LONG INDEX-TR™
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
DX Contract	3.61%	4.04%

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

Operating Activities

Net cash flow provided by and used for operating activities was $1,630.3 million and $76.8 million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $1,680.5 million was paid to purchase United States Treasury Obligations and $3,189.9 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $359.8 million was paid to purchase United States Treasury Obligations and $285.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $34.3 million and increased by $8.2 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $1,629.5 million and $66.6 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $563.8 million and $92.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess Return, the Long Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNAV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share increased 3.12% from $23.08 per Share to $23.80 per Share. The Share price low and high for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.64 per Share (-1.91%) on January 14, 2010 to a high of $24.13 per Share (+4.55%) on March 25, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share increased 3.26% from $23.03 per Share to $23.78 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2010 contributed to a 3.61% increase in the level of the Long Index-TR.

Net income for the Three Months Ended March 31, 2010 was $56.7 million, resulting from $0.3 million of interest income, net realized gain of $95.0 million, net unrealized losses of $34.3 million and operating expenses of $4.3 million.

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

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the DX Contracts in connection with the Index only. Prior to December 31, 2009 the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB US Dollar Index Bullish Fund	$1,705,544,880	0.58%	$22,802,173	23

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded

PowerShares DB US Dollar Index Bullish Fund	$3,233,935,922	0.68%	$51,075,814	26

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended March 31, 2010, 24.6 million Shares were created for $578.1 million and 94.6 million Shares were redeemed for $2,193.3 million. On March 31, 2010, 70.4 million Shares of the Fund were outstanding for a market capitalization of $1,675.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	94,600,000	$23.19
Three Months Ended March 31, 2009	6,200,000	$25.73

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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