Form 10-K/A
period 2009-12-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-06-25
CIK 1371531, 1371571, 1383148, 1383149

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

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 39 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 24, 2010

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of DB US Dollar Index Bearish Master Fund (the “Master Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Master Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Master Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Master Fund’s assets that could have a material effect on the financial statements.

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

The Master Fund’s independent registered public accounting firm, KPMG LLP, has audited the Master Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 40 of the Master Fund’s Annual Report on Form 10-K.

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

New York, New York

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB US Dollar Index Bearish Master Fund:

We have audited DB US Dollar Index Bearish Master Fund’s (the Master Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, DB US Dollar Index Bearish Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments of DB US Dollar Index Bearish Master Fund as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, and our report dated June 25, 2010 expressed an unqualified opinion on those financial statements.

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
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Unitholders of DB US Dollar Index Bearish Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments of DB US Dollar Index Bearish Master Fund (the Master Fund) as of December 31, 2009 and 2008, and the related statements of income and expenses, changes in unitholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DB US Dollar Index Bearish Master Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the period from February 15, 2007 (commencement of investment operations) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), DB US Dollar Index Bearish Master Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 25, 2010 expressed an unqualified opinion on the effectiveness of the Master Fund’s internal control over financial reporting.

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $293,980,775 and $100,992,318, respectively)	$293,985,300	$100,993,846
Cash held by broker	33,574,291	67,132,379
Net unrealized appreciation (depreciation) on futures contracts	(7,537,165)	4,442,665

Deposits with broker	320,022,426	172,568,890
Receivable for Units issued	—	5,234,830

Total assets	$320,022,426	$177,803,720

Liabilities
Payable for securities purchased	$—	$4,999,125
Management fee payable	155,747	51,585
Brokerage fee payable	1,755	1,551

Total liabilities	$157,502	$5,052,261

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	2,000
Accumulated earnings	206	94

Total General units	2,206	2,094

Units:
Paid in capital -11,600,000 and 6,600,000 redeemable Units issued and outstanding as of December 31, 2009 and 2008, respectively	309,379,654	176,334,854
Accumulated earnings (deficit)	10,483,064	(3,585,489)

Total Units	319,862,718	172,749,365

Total unitholders’ equity	319,864,924	172,751,459

Total liabilities and equity	$320,022,426	$177,803,720

Net asset value per unit
General units	$27.58	$26.18
Limited Units	$27.57	$26.17

See accompanying notes to consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2009

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	80	$2,000	$94	$2,094	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,751,459
Sale of Units					13,000,000	348,575,658		348,575,658	348,575,658
Redemption of Units					(8,000,000)	(215,530,858)		(215,530,858)	(215,530,858)
Net Income
Net investment loss			(8)	(8)			(1,173,191)	(1,173,191)	(1,173,199)
Net realized gain on United States Treasury Obligations and Futures			158	158			27,218,539	27,218,539	27,218,697
Net change in unrealized loss on United States Treasury Obligations and Futures			(38)	(38)			(11,976,795)	(11,976,795)	(11,976,833)

Net Income			112	112			14,068,553	14,068,553	14,068,665

Balance at December 31, 2009	80	$2,000	$206	$2,206	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,864,924

See accompanying notes to consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statement of Changes in Unitholders’ Equity

For the Year Ended December 31, 2008

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2008	80	$2,000	$102	$2,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,122,774
Sale of Units					9,600,000	261,296,006		261,296,006	261,296,006
Redemption of Units					(5,800,000)	(159,729,742)		(159,729,742)	(159,729,742)
Net Income (Loss)
Net investment income			27	27			744,490	744,490	744,517
Net realized loss on United States Treasury Obligations and Futures			(271)	(271)			(10,998,456)	(10,998,456)	(10,998,727)
Net change in unrealized gain on United States Treasury Obligations and Futures			242	242			4,976,395	4,976,395	4,976,637

Net Income (Loss)			(2)	(2)			(5,277,571)	(5,277,571)	(5,277,573)

Distributions of net investment income			(6)	(6)			(660,000)	(660,000)	(660,006)

Balance at December 31, 2008	80	$2,000	$94	$2,094	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,751,459

See accompanying notes to consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statement of Changes in Unitholders’ Equity

For the Period Ended December 31, 2007(i)

	General Units				Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at February 15, 2007	80	$2,000	$—	$2,000	—	$—	$—	$—	$2,000
Sale of Units					3,000,000	80,209,226		80,209,226	80,209,226
Redemption of Units					(200,000)	(5,440,636)		(5,440,636)	(5,440,636)
Net Income
Net investment income			37	37			1,283,589	1,283,589	1,283,626
Net realized gain on United States Treasury Obligations and Futures			60	60			2,800,958	2,800,958	2,801,018
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			21	21			(532,465)	(532,465)	(532,444)

Net Income			118	118			3,552,082	3,552,082	3,552,200

Distributions of net investment income			(16)	(16)			(1,200,000)	(1,200,000)	(1,200,016)

Balance at December 31, 2007	80	$2,000	$102	$2,102	2,800,000	$74,768,590	$2,352,082	$77,120,672	$77,122,774

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and For the Period Ended December 31, 2007(i)

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$14,068,665	$(5,277,573)	$3,552,200
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,166,616,711)	(385,986,612)	(173,312,479)
Proceeds from securities sold and matured	973,994,291	359,894,167	100,975,259
Net accretion of discount on United States Treasury Obligations	(357,150)	(1,181,960)	(1,347,429)
Net realized gain on United States Treasury Obligations	(8,887)	(28,386)	(4,878)
Net change in unrealized gain (loss) on United States Treasury Obligations and futures	11,976,833	(4,976,637)	532,444
Change in operating receivables and liabilities:
Receivable for Units issued	5,234,830	(5,234,830)	—
Payable for securities purchased	(4,999,125)	4,999,125	—
Management fee payable	104,162	17,093	34,492
Other assets	—	6,231	(6,231)
Brokerage fee payable	204	1,551	—

Net cash used for operating activities	(166,602,888)	(37,767,831)	(69,576,622)

Cash flows from financing activities:
Proceeds from sale of Units	348,575,658	261,296,006	80,209,226
Redemption of Units	(215,530,858)	(159,729,742)	(5,440,636)
Cash distributions paid on Units and General Units	—	(660,006)	(1,200,016)

Net cash provided by financing activities	133,044,800	100,906,258	73,568,574

Net change in cash held by broker	(33,558,088)	63,138,427	3,991,952
Cash held by broker at beginning of period	67,132,379	3,993,952	2,000

Cash held by broker at end of period	$33,574,291	$67,132,379	$3,993,952

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2007 reflects operating results since February 15, 2007, the date of commencement of investment operations.

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

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2008	Period Ended December 31, 2007	Period Ended December 31, 2007
Shares Sold*	13,000,000	$348,575,658	9,600,000	$261,296,006	3,000,000	$80,209,226
Shares Redeemed*	(8,000,000)	(215,530,858)	(5,800,000)	(159,729,742)	(200,000)	(5,440,636)

Net Increase	5,000,000	$133,044,800	3,800,000	$101,566,264	2,800,000	$74,768,590

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

For purposes of this Item 9A, all references to the “Fund” shall be read to specifically include the Fund, the Master Fund, the Trust and the Master Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB US Dollar Index Bullish Fund, each a series of the Trust, and the disclosure controls and procedures and internal control over financial reporting of the Master Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Master Fund and that of DB US Dollar Index Bullish Master Fund, each a series of the Master Trust.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on pages 37 and 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on pages 39 and 40 of this Form 10-K.

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

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB US Dollar Index Master Trust on its own behalf and with respect to DB US Dollar Index Bearish Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: June 25, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer