Form 10-Q/A
period 2010-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2010-06-25
CIK 1371531, 1371571, 1383150, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 70,400,000 Shares.

EXPLANATORY NOTE:

On May 10, 2010, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-Q/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Financial Statements – to include the financial statements of the Master Fund;

2.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the Master Fund financial statements;

3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview/Introduction – to add explanatory language regarding the Master Fund in the master feeder structure;

4.	Controls and Procedures – to add explanatory language that disclosures under Item 4 include both the Fund, the Master Fund; the Trust and the Master Trust; and

5.	Certifications – to add separate certifications for the Master Fund, the Trust and the Master Trust.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to materially modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bullish Fund)

Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,503,582,108 and $3,012,797,513 respectively)	$1,503,575,258	$3,012,774,177
Cash held by broker	176,157,328	175,353,290
Receivable for Units issued	14,270,515	—
Net unrealized appreciation on futures contracts	11,541,779	45,808,455

Deposits with broker	1,705,544,880	3,233,935,922

Total assets	$1,705,544,880	$3,233,935,922

Liabilities
Payable for securities purchased	$29,990,091	$—
Management fee payable	1,143,118	982,515
Brokerage fee payable	3,054	10,033

Total liabilities	31,136,263	992,548

Commitments and Contingencies (Note 9)

Equity
Unitholders' equity
General units:
Paid in capital – 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(98)	(158)

Total General units	1,902	1,842

Units:
Paid in capital – 70,400,000 and 140,400,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,539,691,078	3,154,943,434
Accumulated earnings	134,715,637	77,998,098

Total Units	1,674,406,715	3,232,941,532

Total unitholders' equity	1,674,408,617	3,232,943,374

Total liabilities and equity	$1,705,544,880	$3,233,935,922

Net asset value per unit
General units	$23.78	$23.03
Limited Units	$23.78	$23.03

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bullish Fund)

Unaudited Schedule of Investments

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

Unaudited Statements of Income and Expenses

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

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders' Equity
Balance at January 1, 2010	80	$2,000	$(158)	$1,842	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,943,374

Sale of Units					24,600,000	578,083,478		578,083,478	578,083,478

Redemption of Units					(94,600,000)	(2,193,335,834)		(2,193,335,834)	(2,193,335,834)

Net Income
Net investment loss			(4)	(4)			(4,042,973)	(4,042,973)	(4,042,977)

Net realized gain on United States Treasury Obligations and Futures			92	92			95,010,674	95,010,674	95,010,766

Net change in unrealized loss on United States Treasury Obligations and Futures			(28)	(28)			(34,250,162)	(34,250,162)	(34,250,190)

Net Income			60	60			56,717,539	56,717,539	56,717,599

Balance at March 31, 2010	80	$2,000	$(98)	$1,902	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,408,617

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders' Equity
Balance at January 1, 2009	80	$2,000	$(22)	$1,978	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,512,475

Sale of Units					3,600,000	92,900,754		92,900,754	92,900,754

Redemption of Units					(6,200,000)	(159,507,294)		(159,507,294)	(159,507,294)

Net Income

Net investment loss			(2)	(2)			(337,266)	(337,266)	(337,268)

Net realized gain on United States Treasury Obligations and Futures			16	16			3,509,018	3,509,018	3,509,034

Net change in unrealized gain on United States Treasury Obligations and Futures			60	60			8,184,399	8,184,399	8,184,459

Net Income			74	74			11,356,151	11,356,151	11,356,225

Balance at March 31, 2009	80	$2,000	$52	$2,052	9,800,000	$192,694,398	$58,565,710	$251,260,108	$251,262,160

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bullish Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Income	$56,717,599	$11,356,225
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,680,453,451)	(359,840,470)
Proceeds from securities sold and matured	3,189,929,923	284,990,521
Net accretion of discount on United States Treasury Obligations	(262,123)	(111,852)
Net realized (gain) loss on United States Treasury Obligations	1,056	(892)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	34,250,190	(8,184,459)
Change in operating receivables and liabilities:
Payable for securities purchased	29,990,091	(4,943,718)
Management fee payable	160,603	(43,874)
Brokerage fee payable	(6,979)	(2,924)

Net cash provided by (used for) operating activities	1,630,326,909	(76,781,443)

Cash flows from financing activities:
Proceeds from sale of Units	563,812,963	92,900,754
Redemption of Units	(2,193,335,834)	(159,507,294)

Net cash used for financing activities	(1,629,522,871)	(66,606,540)

Net change in cash held by broker	804,038	(143,387,983)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$176,157,328	$22,122,962

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	24,600,000	3,600,000	$578,083,478	$92,900,754
Shares Redeemed*	(94,600,000)	(6,200,000)	(2,193,335,834)	(159,507,294)

Net Increase (Decrease)	(70,000,000)	(2,600,000)	$(1,615,252,356)	$(66,606,540)

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund, the Master Fund, the Trust and the Master Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB US Dollar Index Bearish Fund, each a series of the Trust, and the disclosure controls and procedures and internal control over financial reporting of the Master Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Master Fund and that of DB US Dollar Index Bearish Master Fund, each a series of the Master Trust.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended on June 25, 2010.

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

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB US Dollar Index Master Trust on its own behalf and with respect to DB US Dollar Index Bullish Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: June 25, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-6

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-7

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-8

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-9

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-10

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-11

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-12

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-13

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-14

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-15

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-16

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-17

E-1