Form 10-Q/A
period 2010-03-31
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-06-25
CIK 1371531, 1371571, 1383148, 1383149

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $183,973,018, and $293,980,775, respectively)	$183,966,400	$293,985,300
Cash held by broker	14,549,768	33,574,291
Net unrealized depreciation on futures contracts	(2,072,661)	(7,537,165)

Deposits with broker	196,443,507	320,022,426

Total assets	$196,443,507	$320,022,426

Liabilities
Management fee payable	$134,287	$155,747
Brokerage fee payable	3,126	1,755

Total liabilities	137,413	157,502

Commitments and Contingencies (Note 9)

Equity
Unitholders' equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	122	206

Total General units	2,122	2,206

Units:
Paid in capital - 7,400,000 and 11,600,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	195,046,122	309,379,654
Accumulated earnings	1,257,850	10,483,064

Total Units	196,303,972	319,862,718

Total unitholders' equity	196,306,094	319,864,924

Total liabilities and equity	$196,443,507	$320,022,426

Net asset value per unit
General units	$26.53	$27.58
Limited Units	$26.53	$27.57

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2010

	General Units				Units				Total Unitholders' Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	80	$2,000	$206	$2,206	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,864,924

Sale of Units					800,000	21,778,104		21,778,104	21,778,104

Redemption of Units					(5,000,000)	(136,111,636)		(136,111,636)	(136,111,636)

Net Loss
Net investment loss			(4)	(4)			(447,858)	(447,858)	(447,862)
Net realized loss on United States Treasury Obligations and Futures			(138)	(138)			(14,230,659)	(14,230,659)	(14,230,797)
Net change in unrealized gain on United States Treasury Obligations and Futures			58	58			5,453,303	5,453,303	5,453,361

Net Loss			(84)	(84)			(9,225,214)	(9,225,214)	(9,225,298)

Balance at March 31, 2010	80	$2,000	$122	$2,122	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,306,094

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders' Equity

For the Three Months Ended March 31, 2009

	General Units				Units				Total Unitholders' Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	80	$2,000	$94	$2,094	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,751,459

Sale of Units					3,600,000	90,860,246		90,860,246	90,860,246

Redemption of Units					(2,000,000)	(50,636,646)		(50,636,646)	(50,636,646)

Net Loss

Net investment loss			(2)	(2)			(179,224)	(179,224)	(179,226)

Net realized loss on United States Treasury Obligations and Futures			(78)	(78)			(6,865,927)	(6,865,927)	(6,866,005)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			696,014	696,014	696,016

Net Loss			(78)	(78)			(6,349,137)	(6,349,137)	(6,349,215)

Balance at March 31, 2009	80	$2,000	$16	$2,016	8,200,000	$216,558,454	$(9,934,626)	$206,623,828	$206,625,844

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of PowerShares DB US Dollar Index Bearish Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(9,225,298)	$(6,349,215)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(193,951,871)	(196,903,861)
Proceeds from securities sold and matured	303,997,436	100,999,525
Net accretion of discount on United States Treasury Obligations	(35,600)	(52,711)
Net realized gain on United States Treasury Obligations	(2,208)	(560)
Net change in unrealized gain on United States Treasury Obligations and futures	(5,453,361)	(696,016)
Change in operating receivables and liabilities:
Payable for securities purchased	—	(778)
Management fee payable	(21,460)	25,870
Brokerage fee payable	1,371	(1,052)

Net cash provided by (used for) operating activities	95,309,009	(102,978,798)

Cash flows from financing activities:
Proceeds from sale of Units	21,778,104	91,055,470
Redemption of Units	(136,111,636)	(50,636,646)

Net cash provided by (used for) financing activities	(114,333,532)	40,418,824

Net change in cash held by broker	(19,024,523)	(62,559,974)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$14,549,768	$4,572,405

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	800,000	3,600,000	$21,778,104	$90,860,246
Shares Redeemed*	(5,000,000)	(2,000,000)	(136,111,636)	(50,636,646)

Net Increase (Decrease)	(4,200,000)	1,600,000	$(114,333,532)	$40,223,600

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010 and as amended on June 25, 2010.

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