Form 10-Q
period 2010-06-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2010-08-04
CIK 1371531, 1371571, 1383150, 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of outstanding Shares as of June 30, 2010: 47,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $985,843,677 and $3,012,797,513, respectively)	$985,701,488	$3,012,774,177
Cash held by broker	222,175,131	175,353,290
Net unrealized appreciation (depreciation) on futures contracts	(24,595,020)	45,808,455

Deposits with broker	1,183,281,599	3,233,935,922
Receivable for securities sold	4,999,621	—

Total assets	$1,188,281,220	$3,233,935,922

Liabilities
Payable for securities purchased	$999,621	$—
Payable for shares redeemed	5,006,554	—
Management fee payable	719,816	982,515
Brokerage fee payable	6,686	10,033

Total liabilities	6,732,677	992,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	1	(79)

Total General shares	1,001	921

Shares:
Paid in capital—47,200,000 and 140,400,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	980,226,906	3,154,943,434
Accumulated earnings (deficit)	201,319,635	77,998,098

Total Shares	1,181,546,541	3,232,941,532

Total shareholders’ equity	1,181,547,542	3,232,942,453

Non-controlling interest in consolidated subsidiary—related party	1,001	921

Total equity	1,181,548,543	3,232,943,374

Total liabilities and equity	$1,188,281,220	$3,233,935,922

Net asset value per share
General shares	$25.03	$23.03
Shares	$25.03	$23.03

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.09%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	0.09	999,986	1,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	0.09	999,961	1,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.59	6,999,461	7,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	3.64	42,994,410	43,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	0.67	7,998,736	8,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	3.38	39,992,320	40,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	3.55	41,990,550	42,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.52	17,995,176	18,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	10.66	125,965,350	126,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.59	6,997,893	7,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	53.30	629,790,840	630,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	5.16	60,977,247	61,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.09	999,558	1,000,000

Total United States Treasury Obligations (cost $985,843,677)	83.42%	$985,701,488

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (13,384 contracts, settlement date September 13, 2010)	(2.08)%	$(24,595,020)

Net Unrealized Depreciation on Futures Contracts	(2.08)%	$(24,595,020)

Net unrealized depreciation is comprised of unrealized losses of $24,618,327 and unrealized gains of $23,307.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$385,805	$97,767	$647,928	$209,619

Expenses
Management Fee	2,476,667	267,512	6,452,296	679,439
Brokerage Commissions and Fees	172,111	24,251	501,582	61,444

Total Expenses	2,648,778	291,763	6,953,878	740,883

Net investment loss	(2,262,973)	(193,996)	(6,305,950)	(531,264)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,946	4,531	2,890	5,423
Futures	105,135,263	(23,364,997)	200,147,085	(19,856,855)

Net realized gain (loss)	105,139,209	(23,360,466)	200,149,975	(19,851,432)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(135,339)	(18,380)	(118,853)	(17,711)
Futures	(36,136,799)	7,767,245	(70,403,475)	15,951,035

Net change in unrealized gain (loss)	(36,272,138)	7,748,865	(70,522,328)	15,933,324

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	68,867,071	(15,611,601)	129,627,647	(3,918,108)

Net Income (Loss)	$66,604,098	$(15,805,597)	$123,321,697	$(4,449,372)

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(50)	70	(80)	33

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$66,604,048	$(15,805,527)	$123,321,617	$(4,449,339)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$(49)	$951	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,407,666	$951	$1,674,408,617

Sale of Shares					11,800,000	297,169,672		297,169,672	297,169,672		297,169,672

Redemption of Shares					(35,000,000)	(856,633,844)		(856,633,844)	(856,633,844)		(856,633,844)

Net Income

Net investment loss			(2)	(2)			(2,262,969)	(2,262,969)	(2,262,971)	(2)	(2,262,973)

Net realized gain on United

States Treasury Obligations and Futures			89	89			105,139,031	105,139,031	105,139,120	89	105,139,209

Net change in unrealized loss on United States Treasury Obligations and Futures			(37)	(37)			(36,272,064)	(36,272,064)	(36,272,101)	(37)	(36,272,138)

Net Income			50	50			66,603,998	66,603,998	66,604,048	50	66,604,098

Balance at June 30, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$26	$1,026	9,800,000	$192,694,398	$58,565,710	$251,260,108	$251,261,134	$1,026	$251,262,160

Sale of Shares					2,800,000	68,577,292		68,577,292	68,577,292		68,577,292

Redemption of Shares					(3,600,000)	(88,940,342)		(88,940,342)	(88,940,342)		(88,940,342)

Net Loss

Net investment loss			—	—			(193,996)	(193,996)	(193,996)	—	(193,996)

Net realized loss on United States Treasury Obligations Treasury Obligations and Futures			(124)	(124)			(23,360,218)	(23,360,218)	(23,360,342)	(124)	(23,360,466)

Net change in unrealized gain on United States Treasury Obligations and Futures			54	54			7,748,757	7,748,757	7,748,811	54	7,748,865

Net Loss			(70)	(70)			(15,805,457)	(15,805,457)	(15,805,527)	(70)	(15,805,597)

Balance at June 30, 2009	40	$1,000	$(44)	$956	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,092,557	$956	$215,093,513

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					36,400,000	875,253,150		875,253,150	875,253,150		875,253,150

Redemption of Shares					(129,600,000)	(3,049,969,678)		(3,049,969,678)	(3,049,969,678)		(3,049,969,678)

Net Income

Net investment loss			(4)	(4)			(6,305,942)	(6,305,942)	(6,305,946)	(4)	(6,305,950)

Net realized gain on United States Treasury Obligations and Futures			135	135			200,149,705	200,149,705	200,149,840	135	200,149,975

Net change in unrealized loss on United States Treasury Obligations and Futures			(51)	(51)			(70,522,226)	(70,522,226)	(70,522,277)	(51)	(70,522,328)

Net Income			80	80			123,321,537	123,321,537	123,321,617	80	123,321,697

Balance at June 30, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(11)	$989	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,511,486	$989	$306,512,475

Sale of Shares					6,400,000	161,478,046		161,478,046	161,478,046		161,478,046

Redemption of Shares					(9,800,000)	(248,447,636)		(248,447,636)	(248,447,636)		(248,447,636)

Net Loss

Net investment loss			(1)	(1)			(531,262)	(531,262)	(531,263)	(1)	(531,264)

Net realized loss on United States Treasury Obligations and Futures			(116)	(116)			(19,851,200)	(19,851,200)	(19,851,316)	(116)	(19,851,432)

Net change in unrealized gain on United States Treasury Obligations and Futures			84	84			15,933,156	15,933,156	15,933,240	84	15,933,324

Net Loss			(33)	(33)			(4,449,306)	(4,449,306)	(4,449,339)	(33)	(4,449,372)

Balance at June 30, 2009	40	$1,000	$(44)	$956	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,092,557	$956	$215,093,513

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$123,321,697	$(4,449,372)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,699,226,182)	(610,742,137)
Proceeds from securities sold and matured	4,726,830,836	561,982,595
Net accretion of discount on United States Treasury Obligations	(647,928)	(209,644)
Net realized gain on United States Treasury Obligations	(2,890)	(5,423)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	70,522,328	(15,933,324)
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,621)	—
Payable for securities purchased	999,621	—
Payable for Shares redeemed	5,006,554	(4,943,718)
Management fee payable	(262,699)	(139,829)
Brokerage fee payable	(3,347)	(2,209)

Net cash provided by (used for) operating activities	2,221,538,369	(74,443,061)

Cash flows from financing activities:
Proceeds from sale of Shares	875,253,150	161,478,046
Redemption of Shares	(3,049,969,678)	(248,447,636)

Net cash provided by (used for) financing activities	(2,174,716,528)	(86,969,590)

Net change in cash held by broker	46,821,841	(161,412,651)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$222,175,131	$4,098,294

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $985,843,677 and $3,012,797,513, respectively)	$985,701,488	$3,012,774,177
Cash held by broker	222,175,131	175,353,290
Net unrealized appreciation (depreciation) on futures contracts	(24,595,020)	45,808,455

Deposits with broker	1,183,281,599	3,233,935,922
Receivable for securities sold	4,999,621	—

Total assets	$1,188,281,220	$3,233,935,922

Liabilities
Payable for securities purchased	$999,621	$—
Payable for Limited Units redeemed	5,006,554	—
Management fee payable	719,816	982,515
Brokerage fee payable	6,686	10,033

Total liabilities	6,732,677	992,548

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	2	(158)

Total General units	2,002	1,842

Limited units:
Paid in capital—47,200,000 and 140,400,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	980,226,906	3,154,943,434
Accumulated earnings (deficit)	201,319,635	77,998,098

Total Limited units	1,181,546,541	3,232,941,532

Total unitholders’ equity	1,181,548,543	3,232,943,374

Total liabilities and equity	$1,188,281,220	$3,233,935,922

Net asset value per unit
General units	$25.03	$23.03
Limited units	$25.03	$23.03

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	0.09%	$1,000,000	$1,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	0.09	999,986	1,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	0.09	999,961	1,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	0.59	6,999,461	7,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	3.64	42,994,410	43,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	0.67	7,998,736	8,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	3.38	39,992,320	40,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	3.55	41,990,550	42,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	1.52	17,995,176	18,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	10.66	125,965,350	126,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	0.59	6,997,893	7,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	53.30	629,790,840	630,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	5.16	60,977,247	61,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	0.09	999,558	1,000,000

Total United States Treasury Obligations (cost $985,843,677)	83.42%	$985,701,488

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (20,067 contracts, settlement date September 13, 2010)	(2.08)%	$(24,595,020)

Net Unrealized Depreciation on Futures Contracts	(2.08)%	$(24,595,020)

Net unrealized depreciation is comprised of unrealized losses of $24,618,327 and unrealized gains of $23,307.

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

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$385,805	$97,767	$647,928	$209,619

Expenses
Management Fee	2,476,667	267,512	6,452,296	679,439
Brokerage Commissions and Fees	172,111	24,251	501,582	61,444

Total Expenses	2,648,778	291,763	6,953,878	740,883

Net investment loss	(2,262,973)	(193,996)	(6,305,950)	(531,264)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,946	4,531	2,890	5,423
Futures	105,135,263	(23,364,997)	200,147,085	(19,856,855)

Net realized gain (loss)	105,139,209	(23,360,466)	200,149,975	(19,851,432)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(135,339)	(18,380)	(118,853)	(17,711)
Futures	(36,136,799)	7,767,245	(70,403,475)	15,951,035

Net change in unrealized gain (loss)	(36,272,138)	7,748,865	(70,522,328)	15,933,324

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	68,867,071	(15,611,601)	129,627,647	(3,918,108)

Net Income (Loss)	$66,604,098	$(15,805,597)	$123,321,697	$(4,449,372)

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$(98)	$1,902	70,400,000	$1,539,691,078	$134,715,637	$1,674,406,715	$1,674,408,617

Sale of Limited Units					11,800,000	297,169,672		297,169,672	297,169,672

Redemption of Limited Units					(35,000,000)	(856,633,844)		(856,633,844)	(856,633,844)

Net Income

Net investment loss			(4)	(4)			(2,262,969)	(2,262,969)	(2,262,973)

Net realized gain on United States Treasury Obligations and Futures			178	178			105,139,031	105,139,031	105,139,209

Net change in unrealized loss on United States Treasury Obligations and Futures			(74)	(74)			(36,272,064)	(36,272,064)	(36,272,138)

Net Income			100	100			66,603,998	66,603,998	66,604,098

Balance at June 30, 2010	80	$2,000	$2	$2,002	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,548,543

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$52	$2,052	9,800,000	$192,694,398	$58,565,710	$251,260,108	$251,262,160

Sale of Limited Units					2,800,000	68,577,292		68,577,292	68,577,292

Redemption of Limited Units					(3,600,000)	(88,940,342)		(88,940,342)	(88,940,342)

Net Loss

Net investment loss			—	—			(193,996)	(193,996)	(193,996)

Net realized loss on United States Treasury Obligations and Futures			(248)	(248)			(23,360,218)	(23,360,218)	(23,360,466)

Net change in unrealized gain on United States Treasury Obligations and Futures			108	108			7,748,757	7,748,757	7,748,865

Net Loss			(140)	(140)			(15,805,457)	(15,805,457)	(15,805,597)

Balance at June 30, 2009	80	$2,000	$(88)	$1,912	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,093,513

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$(158)	$1,842	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,943,374

Sale of Limited Units					36,400,000	875,253,150		875,253,150	875,253,150

Redemption of Limited Units					(129,600,000)	(3,049,969,678)		(3,049,969,678)	(3,049,969,678)

Net Income

Net investment loss			(8)	(8)			(6,305,942)	(6,305,942)	(6,305,950)

Net realized gain on United States Treasury Obligations and Futures			270	270			200,149,705	200,149,705	200,149,975

Net change in unrealized loss on United States Treasury Obligations and Futures			(102)	(102)			(70,522,226)	(70,522,226)	(70,522,328)

Net Income			160	160			123,321,537	123,321,537	123,321,697

Balance at June 30, 2010	80	$2,000	$2	$2,002	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,548,543

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(22)	$1,978	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,512,475

Sale of Limited Units					6,400,000	161,478,046		161,478,046	161,478,046

Redemption of Limited Units					(9,800,000)	(248,447,636)		(248,447,636)	(248,447,636)

Net Loss

Net investment loss			(2)	(2)			(531,262)	(531,262)	(531,264)

Net realized loss on United States Treasury Obligations and Futures			(232)	(232)			(19,851,200)	(19,851,200)	(19,851,432)

Net change in unrealized gain on United States Treasury Obligations and Futures			168	168			15,933,156	15,933,156	15,933,324

Net Loss			(66)	(66)			(4,449,306)	(4,449,306)	(4,449,372)

Balance at June 30, 2009	80	$2,000	$(88)	$1,912	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,093,513

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$123,321,697	$(4,449,372)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,699,226,182)	(610,742,137)
Proceeds from securities sold and matured	4,726,830,836	561,982,595
Net accretion of discount on United States Treasury Obligations	(647,928)	(209,644)
Net realized gain on United States Treasury Obligations	(2,890)	(5,423)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	70,522,328	(15,933,324)
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,621)	—
Payable for securities purchased	999,621	—
Payable for Limited Units redeemed	5,006,554	(4,943,718)
Management fee payable	(262,699)	(139,829)
Brokerage fee payable	(3,347)	(2,209)

Net cash provided by (used for) operating activities	2,221,538,369	(74,443,061)

Cash flow from financing activities:
Proceeds from sale of Limited Units	875,253,150	161,478,046
Redemption of Limited Units	(3,049,969,678)	(248,447,636)

Net cash provided by (used for) financing activities	(2,174,716,528)	(86,969,590)

Net change in cash held by broker	46,821,841	(161,412,651)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$222,175,131	$4,098,294

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

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

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively).

Financial statements of the Master Fund are presented separately. The Master Fund is wholly-owned by the Fund and the Managing Owner. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the Fund and the Master Fund.

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

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $1,183,281,599 (or 100%) and $3,233,935,922 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $25,811,044 (or 2.18%) and $64,080,996 (or 1.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $2,476,667 and $267,512, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $6,452,296 and $679,439, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $719,816 and $982,515, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $172,111 and $24,251, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $501,582 and $61,444, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $6,686 and $10,033, respectively.

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

June 30, 2010

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

June 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $25,811,044 and $64,080,996, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $1,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $999,621.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010, the Fund had cash held by the Commodity Broker of $222,175,131 of which $24,595,020 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $175,353,290. There were no cash equivalents held by the Fund as of June 30, 2010 and December 31, 2009.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $24,595,020 and a net unrealized appreciation position of $45,808,455, respectively.

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

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009.

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

June 30, 2010

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$985,701,488	$3,012,774,177
Currency Futures Contracts (Level 1)	$(24,595,020)	$45,808,455

There were no Level 2 or Level 3 holdings as of June 30, 2010 and December 31, 2009.

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

June 30, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	11,800,000	2,800,000	$297,169,672	$68,577,292	36,400,000	6,400,000	$875,253,150	$161,478,046
Shares Redeemed*	(35,000,000)	(3,600,000)	(856,633,844)	(88,940,342)	(129,600,000)	(9,800,000)	(3,049,969,678)	(248,447,636)

Net Increase/ (Decrease)	(23,200,000)	(800,000)	$(559,464,172)	$(20,363,050)	(93,200,000)	(3,400,000)	(2,174,716,528)	$(86,969,590)

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.78	$25.64	$23.03	$24.72
Net realized and change in unrealized (loss) on United States Treasury Obligations and Futures	1.29	(1.72)	2.09	(0.77)
Net investment income (loss)	(0.04)	(0.02)	(0.09)	(0.05)

Net income (loss)	1.25	(1.74)	2.00	(0.82)
Net asset value per Share, end of period	$25.03	$23.90	$25.03	$23.90

Market value per Share, beginning of period	$23.80	$25.64	$23.08	$24.69

Market value per Share, end of period	$25.06	$23.90	$25.06	$23.90

Ratio to average Net Assets*
Net investment income (loss)	(0.69)%	(0.36)%	(0.73)%	(0.39)%

Total expenses	0.81%	0.55%	0.81%	0.55%

Total Return, at net asset value **	5.26%	(6.79)%	8.68%	(3.32)%

Total Return, at market value **	5.29%	(6.79)%	8.58%	(3.20)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Performance Summary

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DX Contract	5.63%	-6.84%	9.44%	-3.08%

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Master Fund in turn allocates its net assets to currency futures trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in currency futures. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s currency futures change. The balance of the net assets are held in the Master Fund’s trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $2,221.5 million and $(74.4) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $2,699.2 million was paid to purchase United States Treasury Obligations and $4,726.8 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $610.7 million was paid to purchase United States Treasury Obligations and $562.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $70.5 million and increased by $15.9 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow used for financing activities was $2,174.7 million and $87.0 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $875.3 million and $161.5 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 5.29% from $23.80 per Share to $25.06 per Share. The Share price low and high for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a low of $23.48 per Share (-1.34%) on April 14, 2010 to a high of $25.83 per Share (+8.53%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share increased 5.26% from $23.78 per Share to $25.03 per Share. Appreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2010 contributed to a 5.63% increase in the level of the Long Index-TR.

Net income for the Three Months Ended June 30, 2010 was $66.6 million, resulting from $0.4 million of interest income, net realized gain of $105.1 million, net unrealized losses of $36.3 million and operating expenses of $2.6 million.

For the Three Months Ended June 30, 2009, the net asset value of each Share decreased 6.79% from $25.64 per Share to $23.90 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended June 30, 2009 contributed to a 6.84% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended June 30, 2009 was $15.8 million, resulting from $0.1 million of interest income, net realized losses of $23.4 million, net unrealized gains of $7.7 million and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share increased 8.58% from $23.08 per Share to $25.06 per Share. The Share price low and high for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a low of $22.64 per Share (-1.91%) on January 14, 2010 to a high of $25.83 per Share (11.92%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share increased 8.68% from $23.03 per Share to $25.03 per Share. Appreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2010 contributed to a 9.44% increase in the level of the Long Index-TR.

Net income for the Six Months Ended June 30, 2010 was $123.3 million, resulting from $0.6 million of interest income, net realized gain of $200.1 million, net unrealized losses of 70.5 million and operating expenses of $7.0 million.

For the Six Months Ended June 30, 2009, the net asset value of each Share decreased 3.32% from $24.72 per Share to $23.90 per Share. Depreciation in the price of the long DX Contracts during the Six Months Ended June 30, 2009 contributed to a 3.08% decrease in the level of the Long Index-TR.

Net loss for the Six Months Ended June 30, 2009 was $4.4 million, resulting from $0.2 million of interest income, net realized losses of $19.9 million, net unrealized gains of $15.9 million and operating expenses of $0.7 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,183,281,220	0.53%	$14,664,758	16

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$3,233,935,922	0.68%	$51,075,814	26

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, as amended June 25, 2010.

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

For the Three Months Ended June 30, 2010, 11.8 million Shares were created for $297.2 million and 35.0 million Shares were redeemed for $856.6 million. On June 30, 2010, 47.2 million Shares of the Fund were outstanding for a market capitalization of $1,183 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	35,000,000	$24.48
Three Months Ended June 30, 2009	3,600,000	$24.71

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

DB US Dollar Index Master Trust on its own behalf and with respect to DB US Dollar Index Bullish Master Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

Dated: August 4, 2010	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-6

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-7

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-8

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-9

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-10

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-11

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-12

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-13

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-14

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-15

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-16

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-17

E-1