Form 10-Q
period 2010-06-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-08-04
CIK 1371531, 1371571, 1383148, 1383149

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

Indicate the number of outstanding Shares as of June 30, 2010: 6,400,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $150,967,545 and $293,980,775, respectively)	$150,961,710	$293,985,300
Cash held by broker	5,479,017	33,574,291
Net unrealized appreciation (depreciation) on futures contracts	2,790,449	(7,537,165)

Deposits with broker	159,231,176	320,022,426
Receivable for securities sold	4,999,621	—

Total assets	$164,230,797	$320,022,426

Liabilities
Payable for shares redeemed	$4,973,068	$—
Management fee payable	117,319	155,747
Brokerage fee payable	216	1,755

Total liabilities	5,090,603	157,502

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	(5)	103

Total General shares	995	1,103

Shares:
Paid in capital—6,400,000 and 11,600,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	169,547,186	309,379,654
Accumulated earnings (deficit)	(10,408,982)	10,483,064

Total Shares	159,138,204	319,862,718

Total shareholders’ equity	159,139,199	319,863,821

Non-controlling interest in consolidated subsidiary—related party	995	1,103

Total equity	159,140,194	319,864,924

Total liabilities and equity	$164,230,797	$320,022,426

Net asset value per share
General shares	$24.88	$27.58
Shares	$24.87	$27.57

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.03% due July 15, 2010	1.88%	$2,999,883	$3,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	3.77	5,999,538	6,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	1.88	2,999,610	3,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	13.82	21,996,524	22,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	1.26	1,999,616	2,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	1.26	1,999,550	2,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	27.01	42,988,476	43,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	21.99	34,990,375	35,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	10.05	15,995,184	16,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.63	999,668	1,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	11.31	17,993,286	18,000,000

Total United States Treasury Obligations (cost $150,967,545)	94.86%	$150,961,710

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).
Description		Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,756 contracts, settlement date September 13, 2010)*		1.75%	$2,790,449

Net Unrealized Appreciation on Futures Contracts		1.75%	$2,790,449

Net unrealized appreciation is comprised entirely of unrealized gains.

*	Positions represent futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$60,855	$102,277	$96,455	$154,988

Expenses
Management Fee	349,012	299,888	799,034	512,558
Brokerage Commissions and Fees	25,767	31,489	59,207	50,756

Total Expenses	374,779	331,377	858,241	563,314

Net investment loss	(313,924)	(229,100)	(761,786)	(408,326)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,720	1,162	3,928	1,722
Futures	(16,218,653)	18,496,665	(30,451,658)	11,630,100

Net realized gain (loss)	(16,216,933)	18,497,827	(30,447,730)	11,631,822

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	783	(13,083)	(10,360)	(2,257)
Futures	4,863,110	(5,604,590)	10,327,614	(4,919,400)

Net change in unrealized gain (loss)	4,863,893	(5,617,673)	10,317,254	(4,921,657)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(11,353,040)	12,880,154	(20,130,476)	6,710,165

Net Income (Loss)	$(11,666,964)	$12,651,054	$(20,892,262)	$6,301,839

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	66	(62)	108	(23)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$(11,666,898)	$12,650,992	$(20,892,154)	$6,301,816

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2010	40	$1,000	$61	$1,061	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,305,033	$1,061	$196,306,094

Sale of Shares					2,400,000	59,064,118		59,064,118	59,064,118		59,064,118

Redemption of Shares					(3,400,000)	(84,563,054)		(84,563,054)	(84,563,054)		(84,563,054)

Net loss

Net investment loss			(2)	(2)			(313,920)	(313,920)	(313,922)	(2)	(313,924)

Net realized loss on United States Treasury Obligations and Futures			(83)	(83)			(16,216,767)	(16,216,767)	(16,216,850)	(83)	(16,216,933)

Net change in unrealized gain on United States Treasury Obligations and Futures			19	19			4,863,855	4,863,855	4,863,874	19	4,863,893

Net loss			(66)	(66)			(11,666,832)	(11,666,832)	(11,666,898)	(66)	(11,666,964)

Balance at June 30, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at April 1, 2009	40	$1,000	$8	$1,008	8,200,000	$216,558,454	$(9,934,626)	$206,623,828	$206,624,836	$1,008	$206,625,844

Sale of Shares					4,000,000	106,315,992		106,315,992	106,315,992		106,315,992

Redemption of Shares					(1,400,000)	(36,606,376)		(36,606,376)	(36,606,376)		(36,606,376)

Net Income

Net investment loss			—	—			(229,100)	(229,100)	(229,100)	—	(229,100)

Net realized gain on United States Treasury Obligations and Futures			68	68			18,497,691	18,497,691	18,497,759	68	18,497,827

Net change in unrealized loss on United States Treasury Obligations and Futures			(6)	(6)			(5,617,661)	(5,617,661)	(5,617,667)	(6)	(5,617,673)

Net Income			62	62			12,650,930	12,650,930	12,650,992	62	12,651,054

Balance at June 30, 2009	40	$1,000	$70	$1,070	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,985,444	$1,070	$288,986,514

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity

Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					3,200,000	80,842,222		80,842,222	80,842,222		80,842,222

Redemption of Shares					(8,400,000)	(220,674,690)		(220,674,690)	(220,674,690)		(220,674,690)

Net Loss

Net investment loss			(4)	(4)			(761,778)	(761,778)	(761,782)	(4)	(761,786)

Net realized loss on United States Treasury Obligations and Futures			(152)	(152)			(30,447,426)	(30,447,426)	(30,447,578)	(152)	(30,447,730)

Net change in unrealized gain on United States Treasury Obligations and Futures			48	48			10,317,158	10,317,158	10,317,206	48	10,317,254

Net Loss			(108)	(108)			(20,892,046)	(20,892,046)	(20,892,154)	(108)	(20,892,262)

Balance at June 30, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$47	$1,047	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,750,412	$1,047	$172,751,459

Sale of Shares					7,600,000	197,176,238		197,176,238	197,176,238		197,176,238

Redemption of Shares					(3,400,000)	(87,243,022)		(87,243,022)	(87,243,022)		(87,243,022)

Net Income

Net investment loss			(1)	(1)			(408,324)	(408,324)	(408,325)	(1)	(408,326)

Net realized gain on United States Treasury Obligations and Futures			29	29			11,631,764	11,631,764	11,631,793	29	11,631,822

Net change in unrealized loss on United States Treasury Obligations and Futures			(5)	(5)			(4,921,647)	(4,921,647)	(4,921,652)	(5)	(4,921,657)

Net Income			23	23			6,301,793	6,301,793	6,301,816	23	6,301,839

Balance at June 30, 2009	40	$1,000	$70	$1,070	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,985,444	$1,070	$288,986,514

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(20,892,262)	$6,301,839
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(388,880,709)	(480,794,122)
Proceeds from securities sold and matured	531,994,322	317,997,641
Net accretion of discount on United States Treasury Obligations	(96,455)	(154,988)
Net realized gain on United States Treasury Obligations	(3,928)	(1,722)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,317,254)	4,921,657
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,621)	—
Receivable for Shares issued	—	(116,732)
Payable for securities purchased	—	(1,014)
Payable for Shares redeemed	4,973,068	—
Management fee payable	(38,428)	75,829
Brokerage fee payable	(1,539)	(464)

Net cash provided by (used for) operating activities	111,737,194	(151,772,076)

Cash flows from financing activities:
Proceeds from sale of Shares	80,842,222	197,176,238
Redemption of Shares	(220,674,690)	(87,243,022)

Net cash provided by (used for) financing activities	(139,832,468)	109,933,216

Net change in cash held by broker	(28,095,274)	(41,838,860)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$5,479,017	$25,293,519

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $150,967,545 and $293,980,775, respectively)	$150,961,710	$293,985,300
Cash held by broker	5,479,017	33,574,291
Net unrealized appreciation (depreciation) on futures contracts	2,790,449	(7,537,165)

Deposits with broker	159,231,176	320,022,426
Receivable for securities sold	4,999,621	—

Total assets	$164,230,797	$320,022,426

Liabilities
Payable for Limited Units redeemed	$4,973,068	$—
Management fee payable	117,319	155,747
Brokerage fee payable	216	1,755

Total liabilities	5,090,603	157,502

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital—80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings (deficit)	(10)	206

Total General units	1,990	2,206

Limited units:
Paid in capital—6,400,000 and 11,600,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	169,547,186	309,379,654
Accumulated earnings (deficit)	(10,408,982)	10,483,064

Total Limited units	159,138,204	319,862,718

Total unitholders’ equity	159,140,194	319,864,924

Total liabilities and equity	$164,230,797	$320,022,426

Net asset value per unit
General units	$24.88	$27.58
Limited units	$24.87	$27.57

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.03% due July 15, 2010	1.88%	$2,999,883	$3,000,000
U.S. Treasury Bills, 0.085% due July 22, 2010	3.77	5,999,538	6,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	1.88	2,999,610	3,000,000
U.S. Treasury Bills, 0.095% due August 5, 2010	13.82	21,996,524	22,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	1.26	1,999,616	2,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	1.26	1,999,550	2,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	27.01	42,988,476	43,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	21.99	34,990,375	35,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	10.05	15,995,184	16,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	0.63	999,668	1,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	11.31	17,993,286	18,000,000

Total United States Treasury Obligations (cost $150,967,545)	94.86%	$150,961,710

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,756 contracts, settlement date September 13, 2010)*	1.75%	$2,790,449

Net Unrealized Appreciation on Futures Contracts	1.75%	$2,790,449

Net unrealized appreciation is comprised entirely of unrealized gains.

*	Positions represent futures contracts sold.

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$60,855	$102,277	$96,455	$154,988

Expenses
Management Fee	349,012	299,888	799,034	512,558
Brokerage Commissions and Fees	25,767	31,489	59,207	50,756

Total Expenses	374,779	331,377	858,241	563,314

Net investment income loss	(313,924)	(229,100)	(761,786)	(408,326)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,720	1,162	3,928	1,722
Futures	(16,218,653)	18,496,665	(30,451,658)	11,630,100

Net realized gain (loss)	(16,216,933)	18,497,827	(30,447,730)	11,631,822

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	783	(13,083)	(10,360)	(2,257)
Futures	4,863,110	(5,604,590)	10,327,614	(4,919,400)

Net change in unrealized gain (loss)	4,863,893	(5,617,673)	10,317,254	(4,921,657)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(11,353,040)	12,880,154	(20,130,476)	6,710,165

Net Income (Loss)	$(11,666,964)	$12,651,054	$(20,892,262)	$6,301,839

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2010	80	$2,000	$122	$2,122	7,400,000	$195,046,122	$1,257,850	$196,303,972	$196,306,094

Sale of Limited Units					2,400,000	59,064,118		59,064,118	59,064,118

Redemption of Limited Units					(3,400,000)	(84,563,054)		(84,563,054)	(84,563,054)

Net loss

Net investment loss			(4)	(4)			(313,920)	(313,920)	(313,924)

Net realized loss on United States Treasury Obligations and Futures			(166)	(166)			(16,216,767)	(16,216,767)	(16,216,933)

Net change in unrealized gain on United States Treasury Obligations and Futures			38	38			4,863,855	4,863,855	4,863,893

Net loss			(132)	(132)			(11,666,832)	(11,666,832)	(11,666,964)

Balance at June 30, 2010	80	$2,000	$(10)	$1,990	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,140,194

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at April 1, 2009	80	$2,000	$16	$2,016	8,200,000	$216,558,454	$(9,934,626)	$206,623,828	$206,625,844

Sale of Limited Units					4,000,000	106,315,992		106,315,992	106,315,992

Redemption of Limited Units					(1,400,000)	(36,606,376)		(36,606,376)	(36,606,376)

Net Income

Net investment loss			—	—			(229,100)	(229,100)	(229,100)

Net realized gain on United States Treasury Obligations and Futures			136	136			18,497,691	18,497,691	18,497,827

Net change in unrealized loss on United States Treasury Obligations and Futures			(12)	(12)			(5,617,661)	(5,617,661)	(5,617,673)

Net Income			124	124			12,650,930	12,650,930	12,651,054

Balance at June 30, 2009	80	$2,000	$140	$2,140	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,986,514

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$206	$2,206	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,864,924

Sale of Limited Units					3,200,000	80,842,222		80,842,222	80,842,222

Redemption of Limited Units					(8,400,000)	(220,674,690)		(220,674,690)	(220,674,690)

Net Loss

Net investment loss			(8)	(8)			(761,778)	(761,778)	(761,786)

Net realized loss on United States Treasury Obligations and Futures			(304)	(304)			(30,447,426)	(30,447,426)	(30,447,730)

Net change in unrealized gain on United States Treasury Obligations and Futures			96	96			10,317,158	10,317,158	10,317,254

Net Loss			(216)	(216)			(20,892,046)	(20,892,046)	(20,892,262)

Balance at June 30, 2010	80	$2,000	$(10)	$1,990	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,140,194

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$94	$2,094	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,751,459

Sale of Limited Units					7,600,000	197,176,238		197,176,238	197,176,238

Redemption of Limited Units					(3,400,000)	(87,243,022)		(87,243,022)	(87,243,022)

Net Income

Net investment loss			(2)	(2)			(408,324)	(408,324)	(408,326)

Net realized gain on United States Treasury Obligations and Futures			58	58			11,631,764	11,631,764	11,631,822

Net change in unrealized loss on United States Treasury Obligations and Futures			(10)	(10)			(4,921,647)	(4,921,647)	(4,921,657)

Net Income			46	46			6,301,793	6,301,793	6,301,839

Balance at June 30, 2009	80	$2,000	$140	$2,140	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,986,514

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(20,892,262)	$6,301,839
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(388,880,709)	(480,794,122)
Proceeds from securities sold and matured	531,994,322	317,997,641
Net accretion of discount on United States Treasury Obligations	(96,455)	(154,988)
Net realized gain on United States Treasury Obligations	(3,928)	(1,722)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,317,254)	4,921,657
Change in operating receivables and liabilities:
Receivable for securities sold	(4,999,621)	—
Receivable for Limited Units issued	—	(116,732)
Payable for securities purchased	—	(1,014)
Payable to broker	4,973,068	—
Management fee payable	(38,428)	75,829
Brokerage fee payable	(1,539)	(464)

Net cash provided by (used for) operating activities	111,737,194	(151,772,076)

Cash flow from financing activities:
Proceeds from sale of Limited Units	80,842,222	197,176,238
Redemption of Limited Units	(220,674,690)	(87,243,022)

Net cash provided by (used for) financing activities	(139,832,468)	109,933,216

Net change in cash held by broker	(28,095,274)	(41,838,860)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$5,479,017	$25,293,519

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

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $159,231,176 (or 100%) and $320,022,426 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,386,446 (or 2.13%) and $6,739,908 (or 2.11%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $349,012 and $299,888, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $799,034 and $512,558, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $117,319 and $155,747, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $25,767 and $31,489, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $59,207 and $50,756, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $216 and $1,755, respectively.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $3,386,446 and $6,739,908, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of June 30, 2010, the Fund had cash held by the Commodity Broker of $5,479,017. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $33,574,291, of which $7,537,165, was on deposit to satisfy the Fund’s negative variation margin on open futures contracts.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $2,790,449 and a net unrealized depreciation $7,537,165, respectively.

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$150,961,710	$293,985,300
Currency Futures Contracts (Level 1)	$2,790,449	$(7,537,165)

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

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	2,400,000	4,000,000	$59,064,118	$106,315,992	3,200,000	7,600,000	$80,842,222	$197,176,238
Shares Redeemed*	(3,400,000)	(1,400,000)	(84,563,054)	(36,606,376)	(8,400,000)	(3,400,000)	(220,674,690)	(87,243,022)

Net Increase (Decrease)	(1,000,000)	2,600,000	$(25,498,936)	$69,709,616	(5,200,000)	4,200,000	$(139,832,468)	$109,933,216

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$26.53	$25.20	$27.57	$26.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.62)	1.58	(2.61)	0.64
Net investment income (loss)	(0.04)	(0.02)	(0.09)	(0.05)

Net income (loss)	(1.66)	1.56	(2.70)	0.59
Net asset value per Share, end of period	$24.87	$26.76	$24.87	$26.76

Market value per Share, beginning of period	$26.53	$25.20	$27.54	$26.18

Market value per Share, end of period	$24.84	$26.75	$24.84	$26.75

Ratio to average Net Assets*
Net investment income (loss)	(0.68)%	(0.38)%	(0.72)%	(0.40)%

Total expenses	0.81%	0.55%	0.81%	0.55%

Total Return, at net asset value **	(6.26)%	6.19%	(9.79)%	2.25%

Total Return, at market value **	(6.37)%	6.15%	(9.80)%	2.18%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return (Short Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
DX Contract	(6.10)%	6.63%	(9.52)%	2.71%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $111.7 million and $(151.8) million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $388.9 million was paid to purchase United States Treasury Obligations and $532.0 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $480.8 million was paid to purchase United States Treasury Obligations and $318.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $10.3 million and decreased by $4.9 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(139.8) million and $109.9 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $80.8 million and $197.2 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 6.37% from $26.53 per Share to $24.84 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $26.86 per Share (+1.24%) on April 14, 2010 to a low of $24.07 per Share (-9.27%) on June 7, 2010.

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 6.15% from $25.20 per Share to $26.75 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $24.88 per Share (-1.27%) on April 20, 2009 to a high of $27.23 per Share (+8.06%) on June 2, 2009.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 6.26% from $26.53 per Share to $24.87 per Share. Depreciation in the price of the short DX Contracts during the Three Months Ended June 30, 2010 contributed to a 6.10% decrease in the level of the Short Index-TR.

Net loss for the Three Months Ended June 30, 2010 was $11.6 million, resulting from $0.1 million of interest income, net realized losses of $16.2 million, net unrealized gain of $4.9 million and operating expenses of $0.4 million.

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 6.19% from $25.20 per Share to $26.76 per Share. Appreciation in the price of the short DX Contracts during the Three Months Ended June 30, 2009 contributed to a 6.63% increase in the level of the Short Index-TR.

Net income for the Three Months Ended June 30, 2009 was $12.7 million, resulting from $0.1 million of interest income, net realized gains of $18.5 million, net unrealized losses of $5.6 million and operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 9.80% from $27.54 per Share to $24.84 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $24.07 per Share (-12.60%) on June 7, 2010.

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 2.18% from $26.18 per Share to $26.75 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $24.17 per Share (-7.68%) on March 2 and on March 9, 2009 to a high of $27.23 per Share (+4.01%) on June 2, 2009.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 9.79% from $27.57 per Share to $24.87 per Share. Depreciation in the price of the short DX Contracts during the Six Months Ended June 30, 2010 contributed to a 9.52% decrease in the level of the Short Index-TR.

Net loss for the Six Months Ended June 30, 2010 was $20.9 million, resulting from $0.1 million of interest income, net realized losses of $30.4 million, net unrealized gains of $10.3 million and operating expenses of $0.9 million.

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 2.25% from $26.17 per Share to $26.76 per Share. Appreciation in the price of the short DX Contracts during the Six Months Ended June 30, 2009 contributed to a 2.71% increase in the level of the Short Index-TR.

Net income for the Six Months Ended June 30, 2009 was $6.3 million, resulting from $0.2 million of interest income, net realized gains of $11.6 million, net unrealized losses of $4.9 million and operating expenses of $0.6 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$164,230,797	0.55%	$2,025,078	8

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$320,022,426	0.65%	$4,822,607	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended June 25, 2010.

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

For the Three Months Ended June 30, 2010, 2.4 million Shares were created for $59.1 million and 3.4 million Shares were redeemed for $84.6 million. On June 30, 2010, 6.4 million Shares of the Fund were outstanding for a market capitalization of $159.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	3,400,000	$24.87
Three Months Ended June 30, 2009	1,400,000	$26.15

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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