Form 10-Q
period 2010-09-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BEARISH MASTER FUND; POWERSHARES DB US DOLLAR INDEX BEARISH FUND
filed 2010-11-08
CIK 1371531, 1371571, 1383148, 1383149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of outstanding Shares as of September 30, 2010: 6,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BEARISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $145,967,736 and $293,980,775, respectively)	$145,969,397	$293,985,300
Cash held by broker	14,032,370	33,574,291
Net unrealized appreciation (depreciation) on futures contracts	7,448,094	(7,537,165)

Deposits with broker	167,449,861	320,022,426
Receivable for securities sold	5,411,680	—

Total assets	$172,861,541	$320,022,426

Liabilities
Payable for securities purchased	$4,998,125	$—
Management fee payable	97,004	155,747
Brokerage fee payable	2,166	1,755

Total liabilities	5,097,295	157,502

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated earnings	82	103

Total General shares	1,082	1,103

Shares:
Paid in capital—6,200,000 and 11,600,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	164,629,430	309,379,654
Accumulated earning	3,132,652	10,483,064

Total Shares	167,762,082	319,862,718

Total shareholders’ equity	167,763,164	319,863,821

Non-controlling interest in consolidated subsidiary—related party	1,082	1,103

Total equity	167,764,246	319,864,924

Total liabilities and equity	$172,861,541	$320,022,426

Net asset value per share
General shares	$27.05	$27.58
Shares	$27.06	$27.57

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.10% due October 14, 2010	10.73%	$17,999,298	$18,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	3.58	5,999,568	6,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	1.79	2,999,697	3,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	4.17	6,999,104	7,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	1.19	1,999,708	2,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	1.19	1,999,662	2,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	22.64	37,991,146	38,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	17.88	29,993,280	30,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	9.53	15,995,856	16,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	0.60	999,726	1,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	10.73	17,994,312	18,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	2.98	4,998,040	5,000,000

Total United States Treasury Obligations (cost $145,967,736)	87.01%	$145,969,397

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,909 contracts, settlement date December 13, 2010)*	4.44%	$7,448,094

Net Unrealized Appreciation on Futures Contracts	4.44%	$7,448,094

Net unrealized appreciation is comprised entirely of unrealized gains of $7,448,094.

*	Positions represent futures contracts sold.

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$50,974	$118,112	$147,429	$273,100

Expenses
Management Fee	300,261	403,194	1,099,295	915,752
Brokerage Commissions and Fees	19,018	44,319	78,225	95,075

Total Expenses	319,279	447,513	1,177,520	1,010,827

Net investment loss	(268,305)	(329,401)	(1,030,091)	(737,727)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	115	4,750	4,043	6,472
Futures	9,144,857	10,645,765	(21,306,801)	22,275,865

Net realized gain (loss)	9,144,972	10,650,515	(21,302,758)	22,282,337

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,496	31,875	(2,864)	29,618
Futures	4,657,645	3,062,740	14,985,259	(1,856,660)

Net change in unrealized gain (loss)	4,665,141	3,094,615	14,982,395	(1,827,042)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	13,810,113	13,745,130	(6,320,363)	20,455,295

Net Income (Loss)	$13,541,808	$13,415,729	$(7,350,454)	$19,717,568

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(87)	(49)	21	(72)

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bearish Fund and Subsidiary	$13,541,721	$13,415,680	$(7,350,433)	$19,717,496

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(5)	$995	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,139,199	$995	$159,140,194

Sale of Shares					800,000	20,922,508		20,922,508	20,922,508		20,922,508

Redemption of Shares					(1,000,000)	(25,840,264)		(25,840,264)	(25,840,264)		(25,840,264)

Net Income

Net investment loss			(2)	(2)			(268,301)	(268,301)	(268,303)	(2)	(268,305)

Net realized gain on United States Treasury Obligations and Futures			60	60			9,144,852	9,144,852	9,144,912	60	9,144,972

Net change in unrealized gain on United States Treasury Obligations and Futures			29	29			4,665,083	4,665,083	4,665,112	29	4,665,141

Net Income			87	87			13,541,634	13,541,634	13,541,721	87	13,541,808

Balance at September 30, 2010	40	$1,000	$82	$1,082	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,763,164	$1,082	$167,764,246

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$103	$1,103	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,863,821	$1,103	$319,864,924

Sale of Shares					4,000,000	101,764,730		101,764,730	101,764,730		101,764,730

Redemption of Shares					(9,400,000)	(246,514,954)		(246,514,954)	(246,514,954)		(246,514,954)

Net Loss

Net investment loss			(6)	(6)			(1,030,079)	(1,030,079)	(1,030,085)	(6)	(1,030,091)

Net realized loss on United States Treasury Obligations and Futures			(92)	(92)			(21,302,574)	(21,302,574)	(21,302,666)	(92)	(21,302,758)

Net change in unrealized gain on United States Treasury Obligations and Futures			77	77			14,982,241	14,982,241	14,982,318	77	14,982,395

Net Loss			(21)	(21)			(7,350,412)	(7,350,412)	(7,350,433)	(21)	(7,350,454)

Balance at September 30, 2010	40	$1,000	$82	$1,082	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,763,164	$1,082	$167,764,246

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(7,350,454)	$19,717,568
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(534,827,077)	(816,664,463)
Proceeds from securities sold and matured	682,991,884	609,995,723
Net accretion of discount on United States Treasury Obligations	(147,725)	(273,100)
Net realized gain on United States Treasury Obligations	(4,043)	(6,472)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(14,982,395)	1,827,042
Change in operating receivables and liabilities:
Receivable for securities sold	(5,411,680)	5,234,830
Payable for securities purchased	4,998,125	(4,999,125)
Management fee payable	(58,743)	87,933
Brokerage fee payable	411	1,011

Net cash provided by (used for) operating activities	125,208,303	(185,079,053)

Cash flows from financing activities:
Proceeds from sale of Shares	101,764,730	269,333,168
Redemption of Shares	(246,514,954)	(126,085,396)

Net cash provided by (used for) financing activities	(144,750,224)	143,247,772

Net change in cash held by broker	(19,541,921)	(41,831,281)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$14,032,370	$25,301,098

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $145,967,736 and $293,980,775, respectively)	$145,969,397	$293,985,300
Cash held by broker	14,032,370	33,574,291
Net unrealized appreciation (depreciation) on futures contracts	7,448,094	(7,537,165)

Deposits with broker	167,449,861	320,022,426
Receivable for securities sold	5,411,680	—

Total assets	$172,861,541	$320,022,426

Liabilities
Payable for securities purchased	$4,998,125	$—
Management fee payable	97,004	155,747
Brokerage fee payable	2,166	1,755

Total liabilities	5,097,295	157,502

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated earnings	164	206

Total General units	2,164	2,206

Limited units:
Paid in capital—6,200,000 and 11,600,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	164,629,430	309,379,654
Accumulated earnings	3,132,652	10,483,064

Total Limited units	167,762,082	319,862,718

Total unit holders’ equity	167,764,246	319,864,924

Total liabilities and equity	$172,861,541	$320,022,426

Net asset value per unit
General unit	$27.05	$27.58
Limited unit	$27.06	$27.57

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.10% due October 14, 2010	10.73%	$17,999,298	$18,000,000
U.S. Treasury Bills, 0.115% due October 21, 2010	3.58	5,999,568	6,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	1.79	2,999,697	3,000,000
U.S. Treasury Bills, 0.12% due November 4, 2010	4.17	6,999,104	7,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	1.19	1,999,708	2,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	1.19	1,999,662	2,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	22.64	37,991,146	38,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	17.88	29,993,280	30,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	9.53	15,995,856	16,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	0.60	999,726	1,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	10.73	17,994,312	18,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	2.98	4,998,040	5,000,000

Total United States Treasury Obligations (cost $145,967,736)	87.01%	$145,969,397

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Dollar Index (1,909 contracts, settlement date December 13, 2010)*	4.44%	$7,448,094

Net Unrealized Appreciation on Futures Contracts	4.44%	$7,448,094

Net unrealized appreciation is comprised entirely of unrealized gains of $7,448,094.

*	Positions represent futures contracts sold.

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

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$50,974	$118,112	$147,429	$273,100

Expenses
Management Fee	300,261	403,194	1,099,295	915,752
Brokerage Commissions and Fees	19,018	44,319	78,225	95,075

Total Expenses	319,279	447,513	1,177,520	1,010,827

Net investment loss	(268,305)	(329,401)	(1,030,091)	(737,727)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	115	4,750	4,043	6,472
Futures	9,144,857	10,645,765	(21,306,801)	22,275,865

Net realized gain (loss)	9,144,972	10,650,515	(21,302,758)	22,282,337

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,496	31,875	(2,864)	29,618
Futures	4,657,645	3,062,740	14,985,259	(1,856,660)

Net change in unrealized gain (loss)	4,665,141	3,094,615	14,982,395	(1,827,042)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	13,810,113	13,745,130	(6,320,363)	20,455,295

Net Income (Loss)	$13,541,808	$13,415,729	$(7,350,454)	$19,717,568

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(10)	$1,990	6,400,000	$169,547,186	$(10,408,982)	$159,138,204	$159,140,194

Sale of Limited Units					800,000	20,922,508		20,922,508	20,922,508

Redemption of Limited Units					(1,000,000)	(25,840,264)		(25,840,264)	(25,840,264)

Net Income

Net investment loss			(4)	(4)			(268,301)	(268,301)	(268,305)

Net realized gain on United States Treasury Obligations and Futures			120	120			9,144,852	9,144,852	9,144,972

Net change in unrealized gain on United States Treasury Obligations and Futures			58	58			4,665,083	4,665,083	4,665,141

Net Income			174	174			13,541,634	13,541,634	13,541,808

Balance at September 30, 2010	80	$2,000	$164	$2,164	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,764,246

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$140	$2,140	10,800,000	$286,268,070	$2,716,304	$288,984,374	$288,986,514

Sale of Limited Units					2,600,000	72,156,930		72,156,930	72,156,930

Redemption of Limited Units					(1,400,000)	(38,842,374)		(38,842,374)	(38,842,374)

Net Income

Net investment loss			(2)	(2)			(329,399)	(329,399)	(329,401)

Net realized gain on United States Treasury Obligations and Futures			72	72			10,650,443	10,650,443	10,650,515

Net change in unrealized gain on United States Treasury Obligations and Futures			28	28			3,094,587	3,094,587	3,094,615

Net Income			98	98			13,415,631	13,415,631	13,415,729

Balance at September 30, 2009	80	$2,000	$238	$2,238	12,000,000	$319,582,626	$16,131,935	$335,714,561	$335,716,799

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$206	$2,206	11,600,000	$309,379,654	$10,483,064	$319,862,718	$319,864,924

Sale of Limited Units					4,000,000	101,764,730		101,764,730	101,764,730

Redemption of Limited Units					(9,400,000)	(246,514,954)		(246,514,954)	(246,514,954)

Net Loss

Net investment loss			(12)	(12)			(1,030,079)	(1,030,079)	(1,030,091)

Net realized loss on United States Treasury Obligations and Futures			(184)	(184)			(21,302,574)	(21,302,574)	(21,302,758)

Net change in unrealized gain on United States Treasury Obligations and Futures			154	154			14,982,241	14,982,241	14,982,395

Net Loss			(42)	(42)			(7,350,412)	(7,350,412)	(7,350,454)

Balance at September 30, 2010	80	$2,000	$164	$2,164	6,200,000	$164,629,430	$3,132,652	$167,762,082	$167,764,246

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$94	$2,094	6,600,000	$176,334,854	$(3,585,489)	$172,749,365	$172,751,459

Sale of Limited Units					10,200,000	269,333,168		269,333,168	269,333,168

Redemption of Limited Units					(4,800,000)	(126,085,396)		(126,085,396)	(126,085,396)

Net Income

Net investment loss			(4)	(4)			(737,723)	(737,723)	(737,727)

Net realized gain on United States Treasury Obligations and Futures			130	130			22,282,207	22,282,207	22,282,337

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			18	18			(1,827,060)	(1,827,060)	(1,827,042)

Net Income			144	144			19,717,424	19,717,424	19,717,568

Balance at September 30, 2009	80	$2,000	$238	$2,238	12,000,000	$319,582,626	$16,131,935	$335,714,561	$335,716,799

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bearish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bearish Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(7,350,454)	$19,717,568
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(534,827,077)	(816,664,463)
Proceeds from securities sold and matured	682,991,884	609,995,723
Net accretion of discount on United States Treasury Obligations	(147,725)	(273,100)
Net realized gain on United States Treasury Obligations	(4,043)	(6,472)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(14,982,395)	1,827,042
Change in operating receivables and liabilities:
Receivable for securities sold	(5,411,680)	5,234,830
Payable for securities purchased	4,998,125	(4,999,125)
Management fee payable	(58,743)	87,933
Brokerage fee payable	411	1,011

Net cash provided by (used for) operating activities	125,208,303	(185,079,053)

Cash flow from financing activities:
Proceeds from sale of Limited Units	101,764,730	269,333,168
Redemption of Limited Units	(246,514,954)	(126,085,396)

Net cash provided by (used for) financing activities	(144,750,224)	143,247,772

Net change in cash held by broker	(19,541,921)	(41,831,281)
Cash held by broker at beginning of period	33,574,291	67,132,379

Cash held by broker at end of period	$14,032,370	$25,301,098

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

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

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively).

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

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $167,449,861 (or 100%) and $320,022,426 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $3,046,764 (or 1.82%) and $6,739,908 (or 2.11%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s short futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $300,261 and $403,194, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $1,099,295 and $915,752, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $97,004 and $155,747, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $19,018 and $44,319, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $78,225 and $95,075, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $2,166 and $1,755, respectively.

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

September 30, 2010

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

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $3,046,764 and $6,739,908, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $5,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2010. As a result a payable for securities purchased is reported for $4,998,125. There was no payable for securities purchased balance as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010, the Fund had cash held by the Commodity Broker of $14,032,370. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $33,574,291, of which $7,537,165, was on deposit to satisfy the Fund’s negative variation margin on open futures contracts.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $7,448,094 and a net unrealized depreciation position of $7,537,165, respectively.

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

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$145,969,397	$293,985,300
Currency Futures Contracts (Level 1)	$7,448,094	$(7,537,165)

There were no Level 2 or Level 3 holdings as of September 30, 2010 and December 31, 2009.

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

September 30, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	800,000	2,600,000	$20,922,508	$72,156,930	4,000,000	10,200,000	$101,764,730	$269,333,168
Shares Redeemed*	(1,000,000)	(1,400,000)	(25,840,264)	(38,842,374)	(9,400,000)	(4,800,000)	(246,514,954)	(126,085,396)

Net Increase (Decrease)	(200,000)	1,200,000	$(4,917,756)	$33,314,556	(5,400,000)	5,400,000	$(144,750,224)	$143,247,772

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

(8) Profit and Loss Allocations and Distributions

The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

PowerShares DB US Dollar Index Bearish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of September 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$24.87	$26.76	$27.57	$26.17
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	2.23	1.25	(0.37)	1.89
Net investment income (loss)	(0.04)	(0.03)	(0.14)	(0.08)

Net income (loss)	2.19	1.22	(0.51)	1.81
Net asset value per Share, end of period	$27.06	$27.98	$27.06	$27.98

Market value per Share, beginning of period	$24.84	$26.75	$27.54	$26.18

Market value per Share, end of period	$27.06	$27.93	$27.06	$27.93

Ratio to average Net Assets*
Net investment income (loss)	(0.67)%	(0.40)%	(0.70)%	(0.40)%

Total expenses	0.80%	0.55%	0.80%	0.55%

Total Return, at net asset value **	8.81%	4.56%	(1.85)%	6.92%

Total Return, at market value **	8.94%	4.41%	(1.74)%	6.68%

*	Percentages are annualized.
**	Percentages are not annualized.

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

USDX ® Composition

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

Performance Summary

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Short Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Total Return and Underlying DX Contract

Returns for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009

Underlying Index	Aggregate returns for the SHORT INDEX-TR
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DX Contract	9.14%	5.07%	(1.25)%	7.91%

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $125.2 million and $(185.1) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $534.8 million was paid to purchase United States Treasury Obligations and $683.0 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $816.7 million was paid to purchase United States Treasury Obligations and $610.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $15.0 million and decreased by $1.8 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(144.8) million and $143.2 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $101.8 million and $ 269.3 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Short US Dollar Index (USDX®) Futures Index – Excess Return, the Short Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UDN”), (ii) the Fund’s NAV (as reflected by the graph “UDNNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDDNX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF UDN, UDNNV AND USDDNX FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 8.94% from $24.84 per Share to $27.06 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $25.29 per Share (+1.81%) on July 1, 2010 to a high of $27.06 per Share (+8.94%) on September 29, 2010 and September 30, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 8.81% from $24.87 per Share to $27.06 per Share. Gains in the short DX Contract position during the Three Months Ended September 30, 2010 contributed to a 9.14% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2010 was $13.5 million, resulting from $0.05 million of interest income, net realized gains of $9.1 million, net unrealized gain of $4.7 million and operating expenses of $0.3 million.

For the Three Months Ended September 30, 2009, the net asset value of each Share increased 4.56% from $26.76 per Share to $27.98 per Share. Gains in the short DX Contract position during the Three Months Ended September 30, 2009 contributed to a 5.07% increase in the level of the Short Index-TR.

Net income for the Three Months Ended September 30, 2009 was $13.4 million, resulting from $0.1 million of interest income, net realized gains of $10.6 million, net unrealized gains of $3.1 million, and operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 1.74% from $27.54 per Share to $27.06 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $28.06 per Share (+1.89%) on January 14, 2010 to a low of $24.07 per Share (-12.60%) on June 7, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 1.85% from $27.57 per Share to $27.06 per Share. Losses in the short DX Contract position during the Nine Months Ended September 30, 2010 contributed to a 1.25% decrease in the level of the Short Index-TR.

Net loss for the Nine Months Ended September 30, 2010 was $7.4 million, resulting from $0.1 million of interest income, net realized losses of $21.3 million, net unrealized gains of $15.0 million and operating expenses of $1.2 million.

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 6.92% from $26.17 per Share to $27.98 per Share. Gains in the short DX Contract position during the Nine Months Ended September 30, 2009 contributed to a 7.91% increase in the level of the Short Index-TR.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$172,861,541	0.55%	$2,133,054	4

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bearish Fund	$320,022,426	0.65%	$4,822,607	19

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Other than the addition of the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K. The risk factor below should be read in conjunction with the risk factors disclosed in the 2009 Annual Report on Form 10-K.

The Effect Of Market Disruptions, Governmental Intervention And The Dodd-Frank Wall Street Reform And Consumer Protection Act Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Reform Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

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

For the Three Months Ended September 30, 2010, 0.8 million Shares were created for $20.9 million and 1.0 million Shares were redeemed for $25.8 million. On September 30, 2010, 6.2 million Shares of the Fund were outstanding for a market capitalization of $167.8 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	1,000,000	$25.84
Three Months Ended September 30, 2009	1,400,000	$27.74

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bearish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

DB US Dollar Index Master Trust on its own behalf and with respect to DB US Dollar Index Bearish Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

Dated: November 8, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-6

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-7

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-8

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-9

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-10

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-11

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-12

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-13

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-14

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-15

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-16

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-17

E-1