Form 10-Q
period 2010-09-30
DB US Dollar Index Master Trust; PowerShares DB US Dollar Index Trust; DB US DOLLAR INDEX BULLISH MASTER FUND; PowerShares DB US Dollar Index Bullish Fund
filed 2010-11-08
CIK 1371531, 1371571, 1383150, 1383151

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

Indicate the number of outstanding Shares as of September 30, 2010: 30,800,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $602,825,951 and $3,012,797,513, respectively)	$602,834,529	$3,012,774,177
Cash held by broker	135,370,739	175,353,290
Net unrealized appreciation (depreciation) on futures contracts	(34,954,803)	45,808,455

Deposits with broker	703,250,465	3,233,935,922
Receivable for securities sold	45,987,376	—

Total assets	$749,237,841	$3,233,935,922

Liabilities
Payable for share redeemed	$45,648,720	$—
Management fee payable	597,153	982,515
Brokerage fee payable	—	10,033

Total liabilities	$46,245,873	$992,548

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(87)	(79)

Total General shares	913	921

Shares:
Paid in capital—30,800,000 and 140,400,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	592,684,434	3,154,943,434
Accumulated earnings	110,305,708	77,998,098

Total Shares	702,990,142	3,232,941,532

Total shareholders’ equity	702,991,055	3,232,942,453

Non-controlling interest in consolidated subsidiary—related party	913	921

Total equity	702,991,968	3,232,943,374

Total liabilities and equity	$749,237,841	$3,233,935,922

Net asset value per share
General shares	$22.83	$23.03
Shares	$22.82	$23.03

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.10% due October 14, 2010	0.14%	$999,961	$1,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	0.85	5,999,124	6,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.43	2,999,301	3,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	3.41	23,994,624	24,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.00	6,998,187	7,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	71.11	499,863,000	500,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	8.67	60,980,724	61,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	0.14	999,608	1,000,000

Total United States Treasury Obligations (cost $602,825,951)	85.75%	$602,834,529

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (8,701 contracts, settlement date December 13, 2010)	(4.97)%	$(34,954,803)

Net Unrealized Depreciation on Futures Contracts	(4.97)%	$(34,954,803)

Net unrealized depreciation is comprised entirely of unrealized losses of $34,954,803.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$190,985	$118,553	$838,913	$328,172

Expenses
Management Fee	1,864,733	366,392	8,317,029	1,045,831
Brokerage Commissions and Fees	133,316	66,639	634,898	128,083

Total Expenses	1,998,049	433,031	8,951,927	1,173,914

Net investment loss	(1,807,064)	(314,478)	(8,113,014)	(845,742)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,799)	1,692	1,091	7,115
Futures	(78,996,224)	(10,518,430)	121,150,861	(30,375,285)

Net realized Gain (loss)	(78,998,023)	(10,516,738)	121,151,952	(30,368,170)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	150,767	45,048	31,914	27,337
Futures	(10,359,783)	(3,421,300)	(80,763,258)	12,529,735

Net change in unrealized gain ( loss)	(10,209,016)	(3,376,252)	(80,731,344)	12,557,072

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(89,207,039)	(13,892,990)	40,420,608	(17,811,098)

Net Income (Loss)	$(91,014,103)	$(14,207,468)	$32,307,594	$(18,656,840)

Less: net income attributed to the non-controlling interest in consolidated subsidiary - related party	88	45	8	78

Net Income (Loss) Attributable to PowerShares DB US Dollar Index Bullish Fund and Subsidiary	$(91,014,015)	$(14,207,423)	$32,307,602	$(18,656,762)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2010	40	$1,000	$1	$1,001	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,547,542	$1,001	$1,181,548,543

Sale of Shares					9,200,000	218,453,476		218,453,476	218,453,476		218,453,476

Redemption of Shares					(25,600,000)	(605,995,948)		(605,995,948)	(605,995,948)		(605,995,948)

Net loss

Net investment loss			(1)	(1)			(1,807,062)	(1,807,062)	(1,807,063)	(1)	(1,807,064)

Net realized loss on United States Treasury Obligations and Futures			(78)	(78)			(78,997,867)	(78,997,867)	(78,997,945)	(78)	(78,998,023)

Net change in unrealized loss on United States Treasury Obligations and Futures			(9)	(9)			(10,208,998)	(10,208,998)	(10,209,007)	(9)	(10,209,016)

Net loss			(88)	(88)			(91,013,927)	(91,013,927)	(91,014,015)	(88)	(91,014,103)

Balance at September 30, 2010	40	$1,000	$(87)	$913	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,055	$913	$702,991,968

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	40	$1,000	$(79)	$921	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,942,453	$921	$3,232,943,374

Sale of Shares					45,600,000	1,093,706,626		1,093,706,626	1,093,706,626		1,093,706,626

Redemption of Shares					(155,200,000)	(3,655,965,626)		(3,655,965,626)	(3,655,965,626)		(3,655,965,626)

Net Loss

Net investment loss			(5)	(5)			(8,113,004)	(8,113,004)	(8,113,009)	(5)	(8,113,014)

Net realized gain on United States Treasury Obligations and Futures			57	57			121,151,838	121,151,838	121,151,895	57	121,151,952

Net change in unrealized loss on United States Treasury Obligations and Futures			(60)	(60)			(80,731,224)	(80,731,224)	(80,731,284)	(60)	(80,731,344)

Net Income			(8)	(8)			32,307,610	32,307,610	32,307,602	(8)	32,307,594

Balance at September 30, 2010	40	$1,000	$(87)	$913	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,055	$913	$702,991,968

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$32,307,594	$(18,656,840)
Adjustments to reconcile net income (loss) to net cash provided (used for) operating activities:
Cost of securities purchased	(3,564,925,021)	(1,112,570,302)
Proceeds from securities sold and matured	5,975,736,587	782,980,180
Net accretion of discount on United States Treasury Obligations	(838,913)	(328,260)
Net realized gain on United States Treasury Obligations	(1,091)	(7,115)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	80,731,344	(12,557,072)
Change in operating receivables and liabilities:
Receivable for securities sold	(45,987,376)	—
Management fee payable	(385,362)	(12,401)
Brokerage fee payable	(10,033)	(1,522)

Net cash provided by (used for) operating activities	2,476,627,729	(361,153,332)

Cash flows from financing activities:
Proceeds from sale of Shares	1,093,706,626	503,821,852
Payable for shares redeemed	45,648,720	(4,943,718)
Redemption of Shares	(3,655,965,626)	(290,674,222)

Net cash provided by (used for) financing activities	(2,516,610,280)	208,203,912

Net change in cash held by broker	(39,982,551)	(152,949,420)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$135,370,739	$12,561,525

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $602,825,951 and $3,012,797,513, respectively)	$602,834,529	$3,012,774,177
Cash held by broker	135,370,739	175,353,290
Net unrealized appreciation (depreciation) on futures contracts	(34,954,803)	45,808,455

Deposits with broker	703,250,465	3,233,935,922
Receivable for securities sold	45,987,376	—

Total assets	$749,237,841	$3,233,935,922

Liabilities
Payable for Limited Units redeemed	$45,648,720	$—
Management fee payable	597,153	982,515
Brokerage fee payable	—	10,033

Total liabilities	$46,245,873	$992,548

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(174)	(158)

Total General units	1,826	1,842

Limited units:
Paid in capital—30,800,000 and 140,400,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	592,684,434	3,154,943,434
Accumulated earnings	110,305,708	77,998,098

Total Limited units	702,990,142	3,232,941,532

Total unit holders’ equity	702,991,968	3,232,943,374

Total liabilities and equity	$749,237,841	$3,233,935,922

Net asset value per unit
General unit	$22.83	$23.03
Limited unit	$22.82	$23.03

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

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.10% due October 14, 2010	0.14%	$999,961	$1,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	0.85	5,999,124	6,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	0.43	2,999,301	3,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	3.41	23,994,624	24,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	1.00	6,998,187	7,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	71.11	499,863,000	500,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	8.67	60,980,724	61,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	0.14	999,608	1,000,000

Total United States Treasury Obligations (cost $602,825,951)	85.75%	$602,834,529

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Depreciation on Futures Contracts
Dollar Index (8,701 contracts, settlement date December 13, 2010)	(4.97)%	$(34,954,803)

Net Unrealized Depreciation on Futures Contracts	(4.97)%	$(34,954,803)

Net unrealized depreciation is comprised entirely of unrealized losses of $34,954,803.

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$190,985	$118,553	$838,913	$328,172

Expenses
Management Fee	1,864,733	366,392	8,317,029	1,045,831
Brokerage Commissions and Fees	133,316	66,639	634,898	128,083

Total Expenses	1,998,049	433,031	8,951,927	1,173,914

Net investment loss	(1,807,064)	(314,478)	(8,113,014)	(845,742)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,799)	1,692	1,091	7,115
Futures	(78,996,224)	(10,518,430)	121,150,861	(30,375,285)

Net realized gain (loss)	(78,998,023)	(10,516,738)	121,151,952	(30,368,170)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	150,767	45,048	31,914	27,337
Futures	(10,359,783)	(3,421,300)	(80,763,258)	12,529,735

Net change in unrealized gain (loss)	(10,209,016)	(3,376,252)	(80,731,344)	12,557,072

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(89,207,039)	(13,892,990)	40,420,608	(17,811,098)

Net Income (Loss)	$(91,014,103)	$(14,207,468)	$32,307,594	$(18,656,840)

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units				Total Unit Holders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2010	80	$2,000	$2	$2,002	47,200,000	$980,226,906	$201,319,635	$1,181,546,541	$1,181,548,543

Sale of Limited Units					9,200,000	218,453,476		218,453,476	218,453,476

Redemption of Limited Units					(25,600,000)	(605,995,948)		(605,995,948)	(605,995,948)

Net Loss

Net investment loss			(2)	(2)			(1,807,062)	(1,807,062)	(1,807,064)

Net realized loss on United States Treasury Obligations and Futures			(156)	(156)			(78,997,867)	(78,997,867)	(78,998,023)

Net change in unrealized loss on United States Treasury Obligations and Futures			(18)	(18)			(10,208,998)	(10,208,998)	(10,209,016)

Net Loss			(176)	(176)			(91,013,927)	(91,013,927)	(91,014,103)

Balance at September 30, 2010	80	$2,000	$(174)	$1,826	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,968

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units				Total Unit Holders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2009	80	$2,000	$(88)	$1,912	9,000,000	$172,331,348	$42,760,253	$215,091,601	$215,093,513

Sale of Limited Units					14,800,000	342,343,806		342,343,806	342,343,806

Redemption of Limited Units					(1,800,000)	(42,226,586)		(42,226,586)	(42,226,586)

Net Loss

Net investment loss			(2)	(2)			(314,476)	(314,476)	(314,478)

Net realized loss on United States Treasury Obligations and Futures			(50)	(50)			(10,516,688)	(10,516,688)	(10,516,738)

Net change in unrealized loss on United States Treasury Obligations and Futures			(38)	(38)			(3,376,214)	(3,376,214)	(3,376,252)

Net Loss			(90)	(90)			(14,207,378)	(14,207,378)	(14,207,468)

Balance at September 30, 2009	80	$2,000	$(178)	$1,822	22,000,000	$472,448,568	$28,552,875	$501,001,443	$501,003,265

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units				Total Unit Holders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2010	80	$2,000	$(158)	$1,842	140,400,000	$3,154,943,434	$77,998,098	$3,232,941,532	$3,232,943,374

Sale of Limited Units					45,600,000	1,093,706,626		1,093,706,626	1,093,706,626

Redemption of Limited Units					(155,200,000)	(3,655,965,626)		(3,655,965,626)	(3,655,965,626)

Net Loss

Net investment loss			(10)	(10)			(8,113,004)	(8,113,004)	(8,113,014)

Net realized gain on United States Treasury Obligations and Futures			114	114			121,151,838	121,151,838	121,151,952

Net change in unrealized loss on United States Treasury Obligations and Futures			(120)	(120)			(80,731,224)	(80,731,224)	(80,731,344)

Net Income			(16)	(16)			32,307,610	32,307,610	32,307,594

Balance at September 30, 2010	80	$2,000	$(174)	$1,826	30,800,000	$592,684,434	$110,305,708	$702,990,142	$702,991,968

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units				Total Unit Holders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	80	$2,000	$(22)	$1,978	12,400,000	$259,300,938	$47,209,559	$306,510,497	$306,512,475

Sale of Limited Units					21,200,000	503,821,852		503,821,852	503,821,852

Redemption of Limited Units					(11,600,000)	(290,674,222)		(290,674,222)	(290,674,222)

Net Loss

Net investment loss			(4)	(4)			(845,738)	(845,738)	(845,742)

Net realized loss on United States Treasury Obligations and Futures			(282)	(282)			(30,367,888)	(30,367,888)	(30,368,170)

Net change in unrealized gain on United States Treasury Obligations and Futures			130	130			12,556,942	12,556,942	12,557,072

Net Loss			(156)	(156)			(18,656,684)	(18,656,684)	(18,656,840)

Balance at September 30, 2009	80	$2,000	$(178)	$1,822	22,000,000	$472,448,568	$28,552,875	$501,001,443	$501,003,265

See accompanying notes to unaudited consolidated financial statements.

DB US Dollar Index Bullish Master Fund

(A majority owned subsidiary of Powershares DB US Dollar Index Bullish Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$32,307,594	$(18,656,840)
Adjustments to reconcile net income (loss) to net cash provided (used for) operating activities:
Cost of securities purchased	(3,564,925,021)	(1,112,570,302)
Proceeds from securities sold and matured	5,975,736,587	782,980,180
Net accretion of discount on United States Treasury Obligations	(838,913)	(328,260)
Net realized gain on United States Treasury Obligations	(1,091)	(7,115)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	80,731,344	(12,557,072)
Change in operating receivables and liabilities:
Receivable for securities sold	(45,987,376)	—
Management fee payable	(385,362)	(12,401)
Brokerage fee payable	(10,033)	(1,522)

Net cash provided by (used for) operating activities	2,476,627,729	(361,153,332)

Cash flow from financing activities:
Proceeds from sale of Limited Units	1,093,706,626	503,821,852
Payable for Limited Units redeemed	45,648,720	(4,943,718)
Redemption of Limited Units	(3,655,965,626)	(290,674,222)

Net cash provided by (used for) financing activities	(2,516,610,280)	208,203,912

Net change in cash held by broker	(39,982,551)	(152,949,420)
Cash held by broker at beginning of period	175,353,290	165,510,945

Cash held by broker at end of period	$135,370,739	$12,561,525

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

The Fund, through the Master Fund, establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $703,250,465 (or 100%) and $3,233,935,922 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $13,886,796 (or 1.97%) and $64,080,996 (or 1.98%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $1,864,733 and $366,392, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $8,317,029 and $1,045,831, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $597,153 and $982,515, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Trust on behalf of the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $133,316 and $66,639, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $634,898 and $128,083, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $0 and $10,033, respectively.

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

September 30, 2010

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

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $13,886,796 and $64,080,996, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2010, the Fund had cash held by the Commodity Broker of $135,370,739 of which $34,954,803 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $175,353,290. There were no cash equivalents held by the Fund as of September 30, 2010 and December 31, 2009.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $34,954,803 and a net unrealized appreciation position of $45,808,455, respectively.

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

September 30, 2010

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

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$602,834,529	$3,012,774,177
Currency Futures Contracts (Level 1)	$(34,954,803)	$45,808,455

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

September 30, 2010

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

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	9,200,000	14,800,000	$218,453,476	$342,343,806	45,600,000	21,200,000	$1,093,706,626	$503,821,852
Shares Redeemed*	(25,600,000)	(1,800,000)	(605,995,948)	(42,226,586)	(155,200,000)	(11,600,000)	(3,655,965,626)	(290,674,222)

Net Increase (Decrease)	(16,400,000)	13,000,000	$(387,542,472)	$300,117,220	(109,600,000)	9,600,000	$(2,562,259,000)	$213,147,630

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

PowerShares DB US Dollar Index Bullish Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$25.03	$23.90	$23.03	$24.72
Net realized and change in unrealized (loss) on United States Treasury Obligations and Futures	(2.17)	(1.11)	(0.08)	(1.88)
Net investment income (loss)	(0.04)	(0.02)	(0.13)	(0.07)

Net income (loss)	(2.21)	(1.13)	(0.21)	(1.95)
Net asset value per Share, end of period	$22.82	$22.77	$22.82	$22.77

Market value per Share, beginning of period	$25.06	$23.90	$23.08	$24.69

Market value per Share, end of period	$22.84	$22.79	$22.84	$22.79

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.43)%	(0.73)%	(0.40)%
Total expenses	0.81%	0.59%	0.81%	0.56%
Total Return, at net asset value**	(8.83)%	(4.73)%	(0.91)%	(7.89)%

Total Return, at market value**	(8.86)%	(4.64)%	(1.04)%	(7.70)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund, through the Master Fund, establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX® — Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Total Return and

Underlying DX Contract Returns for the Three Months Ended September 30, 2010 and 2009 and

the Nine Months Ended September 30, 2010 and 2009

	Aggregate returns for the LONG INDEX-TR
Underlying Index	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
DX Contract	(8.82)%	(4.97)%	(0.21)%	(7.90)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $2,476.6 million and $(361.1) million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $3,564.9 million was paid to purchase United States Treasury Obligations and $5,975.7 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $1,112.6 million was paid to purchase United States Treasury Obligations and $783.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $80.7 million and increased by $12.6 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(2,516.6) million and $208.2 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $1,093.7 million and $503.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the Long Index or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF UUP, UUPNV AND USDUPX FOR THE THREE MONTHS ENDED

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

See Additional Legends below.

Additional Legends

Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 8.86% from $25.06 per Share to $22.84 per Share. The Share price high and low for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a high of $24.60 per Share (-1.84%) on July 1, 2010 to a low of $22.84 per Share (-8.86%) on September 29, 2010 and September 30, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share decreased 8.83% from $25.03 per Share to $22.82 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2010 contributed to a 8.82% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended September 30, 2010 was $91.0 million, resulting from $0.2 million of interest income, net realized loss of $79.0 million, net unrealized losses of $10.2 million and operating expenses of $2.0 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 1.04% from $23.08 per Share to $22.84 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.83 per Share (+11.92%) on June 7, 2010 to a low of $22.64 per Share (-1.91%) on January 14, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 0.91% from $23.03 per Share to $22.82 per Share. Depreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2010 contributed to a 0.21% decrease in the level of the Long Index-TR.

Net income for the Nine Months Ended September 30, 2010 was $32.3 million, resulting from $0.8 million of interest income, net realized gain of $121.2 million, net unrealized losses of $80.7 million and operating expenses of $9.0 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$749,237,841	0.54%	$8,835,886	16

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$3,233,935,922	0.68%	$51,075,814	26

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

For the Three Months Ended September 30, 2010, 9.2 million Shares were created for $218.5 million and 25.6 million Shares were redeemed for $606.0 million. On September 30, 2010, 30.8 million Shares of the Fund were outstanding for a market capitalization of $703.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	25,600,000	$23.67
Three Months Ended September 30, 2009	1,800,000	$23.46

Item 3.	Defaults Upon Senior Securities.

None.

Item	4. Reserved.

Item	5. Other Information.

None.

Item	6. Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

DB US Dollar Index Master Trust on its own behalf and with respect to DB US Dollar Index Bullish Master Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

Dated: November 8, 2010	By:	/S/ MICHAEL GILLIGAN
	Name: Title:	Michael Gilligan Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

31.5	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-6

31.6	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-7

31.7	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-8

31.8	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-9

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-10

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-11

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-12

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-13

32.5	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-14

32.6	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-15

32.7	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-16

32.8	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-17

E-1